Form 10-K
period 2015-12-31
CIFC LLC; CIFC Corp.
filed 2016-03-25
CIK 1649709, 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 1-37674 (CIFC LLC)
Commission file number: 1-32551 (CIFC Corp.)

CIFC LLC
CIFC CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)Delaware (State or other jurisdiction of incorporation or organization)	36-4814372 (I.R.S. Employer Identification No.) 20-2008622 (I.R.S. Employer Identification No.)

250 Park Avenue, 4th Floor, New York, NY (Address of principal executive offices)	10177 (Zip code)

Registrant’s telephone number, including area code: 212-624-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each class:	Name of Exchange on Which Registered:
Common Shares, representing limited liability company interests in CIFC LLC	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
This combined form 10-K is separately filed by (i) CIFC LLC and (ii) CIFC Corp. This combined Form 10-K meets the conditions set forth in general instruction I(1) (a) and (b) of Form 10-K and the registrants are, therefore, filing this form with the reduced disclosure format permitted by such instruction. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2015 as reported on NASDAQ was approximately $47.7 million.
The number of CIFC LLC's voting Common Shares outstanding as of February 29, 2016 was approximately 25,414,757.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of CIFC LLC's definitive proxy statement for its 2016 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III. CIFC LLC’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days of the registrant’s fiscal year ended December 31, 2015.

EXPLANATORY NOTE

On December 31, 2015, pursuant to the Agreement and Plan of Merger, dated November 11, 2015 (the “Merger Agreement”), by and among CIFC LLC, a Delaware limited liability company (“CIFC LLC”), CIFC Corp., a Delaware corporation, and CIFC Merger Corp., a Delaware corporation and wholly-owned subsidiary of CIFC LLC (“Merger Corp.”), Merger Corp. merged with and into CIFC Corp. with CIFC Corp. as the surviving entity (the “Merger”) and as a wholly-owned subsidiary of CIFC LLC (the Merger and related transactions, the “Reorganization Transaction”). Entry into the Merger Agreement was previously announced by CIFC Corp. on its quarterly report on Form 10-Q filed with the SEC on November 16, 2015. CIFC LLC had not commenced operations and had no assets or liabilities until the effective time of the Merger at 11:59pm on December 31, 2015.
     CIFC LLC filed a current report on Form 8-K on January 5, 2016 (the “January Form 8-K”) for the purpose of establishing CIFC LLC as the successor issuer pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to disclose certain related matters, including the consummation of the Reorganization Transaction. Pursuant to Rule 12g-3(a) under the Exchange Act and in accordance with the filing of the January Form 8-K, the shares representing limited liability company interests in CIFC LLC, as the successor issuer to CIFC Corp., were deemed registered under Section 12(b) of the Exchange Act. References to CIFC Corp. in this Annual Report on Form 10-K that include any period at and after the effectiveness of the Reorganization Transaction shall be deemed to refer to CIFC LLC. For more information concerning the effects of the Reorganization Transaction and the succession of CIFC LLC to CIFC Corp. upon its effectiveness, please see the January 5, 2016 Form 8-K.

CIFC LLC
CIFC Corp.

2015 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this annual report on Form 10-K (the "Annual Report"), and the information incorporated by reference into this Annual Report are forward-looking statements, as permitted by the Private Securities Litigation Reform Act of 1995. These include, but are not limited to, statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as "believes," "anticipates," "expects," "estimates," "intends," "may," "plans," "projects," "will" and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made, various operating assumptions and predictions as to future facts and conditions, which may be difficult to accurately make and involve the assessment of events beyond our control. Caution must be exercised in relying on forward-looking statements. Our actual results may differ materially from the forward-looking statements contained in this Annual Report. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission, which are accessible on the SEC’s website at www.sec.gov.

The forward-looking statements contained in this Annual Report are made as of the date hereof, and we do not undertake any obligation to update any forward-looking statement to reflect subsequent events, new information or circumstances arising after the date of this Annual Report. All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referenced above. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

PART I. Financial Information
Item 1. Business
Overview
CIFC LLC (together with its subsidiaries, including CIFC Corp., "CIFC", the "Company," “we” or "us") is a Delaware limited liability company headquartered in New York City. We are a private debt manager specializing in secured U.S. corporate loan strategies. Our primary business is to provide investment management services for institutional investors, including pension funds, hedge funds, asset management firms, banks, insurance companies and other types of investors around the world.
Fee Earning Assets Under Management (“Fee Earning AUM” or “AUM”) refers to principal balance, net asset value or value of assets managed by us on which we earn management and/or incentive fees. Our AUM is primarily comprised of Collateralized Loan Obligations ("CLOs"). In addition, we manage credit funds and other loan-based products (together, "Non-CLO products" and together with CLOs, "Funds"). We manage these credit products through opportunistic investment strategies where we seek to generate current income and/or capital appreciation, primarily through senior secured corporate loan investments (“SSCLs”) and, to a lesser extent, other investments. We also manage Collateralized Debt Obligations (“CDOs”), which we do not expect to issue in the future.

We have three primary sources of revenue: management fees, incentive fees and investment income. Management fees are generally based on a percentage of AUM of the Funds. Incentive fees are earned based on the performance of the Funds. Investment income represents interest income and realized/unrealized gains and losses on investments in the products sponsored by us and third parties.

Recent Developments

Reorganization Transaction

On December 31, 2015, CIFC completed a series of transactions to change our top-level form of organization from a corporation to a limited liability company that is taxed as a partnership rather than a corporation for U.S. Federal income tax purposes and allows us to minimize entity-level taxation on investment income. These tax efficiencies may enable us to increase distributions to shareholders and/or investment in our business. As part of the Reorganization Transaction, CIFC Corp. distributed ownership of certain of its subsidiary entities holding certain investment assets to CIFC LLC and retained non-voting Series A Preferred Units ("Preferred Units") issued by certain wholly-owned subsidiaries of CIFC LLC ("Item 8—Financial Statements and Supplementary Data"—Note 16).

Each share of common stock of CIFC Corp. outstanding immediately prior to the Reorganization Transaction was converted into the right to receive one common share representing a limited liability company interest in CIFC LLC. Further, CIFC LLC assumed all obligations under the CIFC Corp. 2011 Stock Option and Incentive Plan (the "Stock Incentive Plan"). All the terms and conditions that were in effect immediately prior to the Reorganization Transaction under each outstanding equity award assumed by CIFC LLC will continue in full force and effect after the Reorganization Transaction, except that the interests issuable under each such award will be common shares of CIFC LLC instead of common stock of CIFC Corp.
CIFC Corp. remains the issuer and primary obligor of our Junior Subordinated Notes and the Senior Notes (see below). Further, CIFC LLC and certain other subsidiaries of CIFC LLC have provided full and unconditional guarantees of the obligations of CIFC Corp. under the Junior Subordinated Notes and the Senior Notes.

Historical Transactions

•
On November 2, 2015, CIFC Corp. issued $40.0 million aggregate principal amount of unsecured senior notes (the "Senior Notes") due October 30, 2025 and bearing interest at 8.5% per annum ("Item 8—Financial Statements and Supplementary Data"—Notes 11 and 18). We intend to use the proceeds from the offering, together with available cash and investments, to comply with new rules promulgated under the Dodd-Frank Act (requiring the “securitizer” of asset-backed securities to retain a portion of the credit risk of the assets collateralizing the asset-backed securities) ("Risk Retention") and for general corporate purposes, including possible acquisitions.

•
In 2013, DFR Holdings LLC ("DFR Holdings") purchased 10,090,909 shares of our outstanding common stock and 2,000,000 warrants. In 2014, DFR Holdings converted $25.0 million aggregate principal amount of convertible notes into 4,132,231 common shares. As of December 31, 2015, DFR Holdings owned approximately 18.8 million of our common shares, which is approximately 74% of our outstanding shares (approximately 70% on a fully diluted basis).

Core Asset Management Activities
We establish and manage investment products for various types of investors, including pension funds, hedge funds, other asset management firms, banks, insurance companies and other types of institutional investors located around the world. We earn management and incentive fees from our investment products as follows:

CLOs—For additional information on the structure of a CLO see below—Collateralized Loan Obligations for further details. The management fees and, in certain cases, incentive fees paid to us by these investment products are our primary sources of revenue. Management fees are generally paid on a quarterly basis for as long as we manage the products and typically consist of senior and subordinated management fees based on the principal balance or value of the assets held in the investment product. In certain cases, incentive fees may be paid to us based on the returns generated for certain investors.

In general, management and incentive fees paid from CLOs are as follows (before fee sharing arrangements, if any):

•
Senior management fees (payable before the interest payable on the debt securities issued by such CLOs) that generally range from 15 to 20 basis points annually on the principal balance of the underlying collateral of such CLOs.

•
Subordinated management fees (payable after the interest payable on the debt securities issued by such CLOs and certain other expenses) that generally range from 20 to 35 basis points annually on the principal balance of the underlying collateral of such CLOs.

•
Incentive fees varies based on the terms of each CLO and is generally paid after certain investors’ returns exceed an internal rate of return hurdle. Upon achievement of this hurdle, the manager is paid a percentage (generally 20%) of residual cash flows in excess of the hurdle.

Non-CLO products—We also earn management fees based on AUM and in certain cases incentive fees on our Non-CLO products, which differ from product to product.

CDOs—Management fees on the CDOs we manage also differ from product to product, but in general consist of a senior management fee (payable before the interest payable on the debt securities issued by such CDOs) that ranges from 5 to 25 basis points annually on the principal balance of the underlying collateral of such CDOs, and a subordinated management fee (payable after the interest payable on the debt securities issued by such CDOs and certain other expenses) that ranges from 5 to 35 basis points annually on the principal balance of the underlying collateral of such CDOs. Only a limited number of the CDOs we manage pay subordinated management fees. We do not expect to issue additional CDOs in the future.

Collateralized Loan Obligations

The term CLO (which for purposes of this section also includes the term CDO unless otherwise noted) generally refers to a special purpose vehicle that owns a portfolio of investments (SSCLs in the case of CLOs and typically asset-backed or other similar securities in the case of CDOs) and issues various tranches of debt and subordinated note securities (further described below) to finance the purchase of those investments. The investment activities of a CLO are governed by extensive investment guidelines, generally contained within a CLO’s “indenture” and other governing documents which limit, among other things, the CLO’s maximum exposure to any single industry or obligor and limit the ratings of the CLO’s assets. Most CLOs have a defined investment period during which they are allowed to make investments and reinvest capital as it becomes available. As each CLO’s investments are pledged to the holder of the debt securities (further described below) in such CLO, the investments are also sometimes referred to herein as "collateral."

CLOs typically issue multiple tranches of debt and subordinated note securities with varying ratings and levels of subordination to finance the purchase of investments. These securities receive interest and principal payments from the CLO in accordance with an agreed upon priority of payments, commonly referred to as a “waterfall.” While the CLOs themselves, not us, issue these securities, in accordance with standard practice in our industry, we sometimes refer to "CIFC" or "we" as issuing CLOs and/or CLO securities. The most senior notes, generally rated AAA/Aaa, commonly represent the majority of the total liabilities of the CLO. This tranche of notes is generally issued at a specified spread over LIBOR and normally has the first claim on the earnings of the CLO’s investments after payment of certain senior fees and expenses. The mezzanine tranches of rated notes generally have ratings ranging from AA/Aa to BB/Ba and also are usually issued at a specified spread over LIBOR with higher spreads paid on the tranches with lower ratings. Each tranche is typically only entitled to a share of the earnings on the CLO’s investments if the required interest and principal payments have been made on the more senior tranches. The most junior tranche can take the form of either subordinated notes or preference shares and is commonly referred to as the CLO’s “subordinated notes," "equity" or "residual interests." The subordinated notes generally do not have a stated coupon but are entitled to residual cash flows from the CLO’s investments after all of the other tranches of notes and certain other fees and expenses are paid. While the majority of the subordinated notes of the CLOs we manage are owned by third parties, we do own a portion of the subordinated note tranches of certain of the CLOs we manage. Our investments and beneficial interests in the Consolidated CLOs we manage was $81.8 million and $25.5 million as of December 31, 2015 and 2014, respectively. See "Item 8—Financial Statements and Supplementary Data"—Note 4 for additional details on CLOs and other Consolidated Variable Interest Entities ("VIEs" or "VIE").

CLOs, which are designed to serve as investments for third-party investors, generally have an investment manager to select and actively manage the underlying assets to achieve target investment performance. In exchange for these services, CLO managers typically receive three types of management fees: senior management fees, subordinated management fees and incentive fees (described above). CLOs also generally appoint a custodian, trustee and collateral administrator, who are responsible for holding the CLO’s investments, collecting investment income and distributing that income in accordance with the CLO's indenture.

Fee Earning AUM

Fee Earning AUM or AUM refers to the assets managed by us on which we received management fees and/or incentive fees. Generally, with respect to CLOs, management fees are paid to us based on the aggregate collateral balance at par plus principal cash, and with respect to Non-CLO products, the value of the assets in such funds. The following table summarizes Fee Earning AUM:

	December 31, 2015		December 31, 2014
(in thousands, except # of Accounts) (1)(2)	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM
Post 2011 CLOs	18	$9,860,519	13	$7,402,986
Legacy CLOs (3)	10	2,559,066	19	4,960,877
Total CLOs	28	12,419,585	32	12,363,863
Credit Funds (4)	12	1,062,712	8	593,456
Other Loan-Based Products (4)	2	573,190	2	719,170
Total Non-CLOs (4)	14	1,635,902	10	1,312,626
Total Loan-Based AUM	42	14,055,487	42	13,676,489
ABS and Corporate Bond CDOs	8	592,798	8	687,555
Total Fee Earning AUM	50	$14,648,285	50	$14,364,044

Explanatory Notes:
_________________________________

(1)	Fee Earning AUM attributable to ABS and Corporate Bond CDO products is expected to continue to decline as these funds run-off per their contractual terms.

(2)
Fee Earning AUM is based on the latest available monthly report issued by the trustee or fund administrator prior to the end of the period, and may not tie back to the Consolidated GAAP financial statements.

(3)	Legacy CLOs represent all managed CLOs issued prior to 2011, including CLOs acquired since 2011 but issued prior to 2011.

(4)	Management fees for Non-CLO products vary by fund and may not be similar to a CLO.

Fee Earning AUM activity is as follows:

	For the Years Ended December 31,
	2015	2014
	(In thousands)
Total loan-based AUM - Beginning Balance	$13,676,489	$12,045,859
CLO New Issuances	2,599,709	3,249,990
CLO Paydowns	(2,521,645)	(1,847,855)
Net Subscriptions to Credit Funds	450,070	206,918
Net Redemptions from Other Loan-Based Products	(145,980)	(26,625)
Other (1)	(3,156)	48,202
Total loan-based AUM - Ending Balance	14,055,487	13,676,489
Total CDOs - Ending Balance	592,798	687,555
Total Fee Earning AUM - Ending Balance	$14,648,285	$14,364,044

Explanatory Note:
_________________________________
(1)     Includes changes in collateral balances of CLOs between periods and market value or portfolio value changes in certain Non-CLO products.

Investment Approach

CIFC's investment team is led by its Co-President and Chief Investment Officer, Steve Vaccaro, who has 37 years of relevant credit experience and has been with CIFC since inception. Our investment and portfolio teams include over 30 professionals. The 10 member Investment Committee averages 24 years of corporate credit experience investing through multiple economic cycles. We have robust credit analysis and portfolio management processes, which include:

•	fundamental credit analysis;

•	rigorous underwriting discipline;

•	continuous credit and relative value monitoring;

•	internally developed risk ratings and risk assessment models in addition to ratings from credit rating agencies;

•	diversified investment portfolios;

•	on-going active portfolio management by continuously re-assessing and adjusting portfolios; and

•	assessing suitability of an investment considering the account's overall objectives and parameters.

Competition
We compete for asset management clients and AUM with numerous other asset managers, including those affiliated with major commercial banks, broker-dealers, other financial institutions and larger, diversified alternative asset managers. The factors considered by clients in choosing us or a competitor include the past performance of the products we manage, historical lower default rate than the industry, the background and experience of our key portfolio management personnel, our experience in managing a particular product type, our reputation in the fixed income asset management industry, our management fees and the structural features of the investment products that we offer. Some of our competitors have greater portfolio management resources than us, have managed client accounts for longer periods of time, have experience over a wider range of products than us or have other competitive advantages over us.

Operating and Regulatory Structure
Exclusion from Regulation under the 1940 Act—We have operated, and intend to continue to operate, in such a way as to be excluded from registration under the Investment Company Act of 1940, as amended (the "1940 Act"). We and our wholly-owned subsidiaries are primarily excluded from registration under the 1940 Act because we are not engaged, and do not propose to engage, in the business of investing, reinvesting, owning, holding or trading in securities and do not own or propose to acquire "investment securities" having an aggregate value exceeding 40% of our total assets, on an unconsolidated basis, excluding cash and government securities (the "40% Test"). "Investment securities" excludes, among other things, majority-owned subsidiaries that rely on the 40% Test. Certain of our subsidiaries rely on the 40% Test or on an exemption under Section 3(c)(7) of the 1940 Act, which is for entities owned by "qualified purchasers" under and as defined in the 1940 Act.
Governmental Regulations—Each of CIFC Asset Management LLC (“CIFCAM”), Deerfield Capital Management LLC ("DCM"), CypressTree Investment Management, LLC ("CypressTree") and Columbus Nova Credit Investments Management, LLC ("CNCIM"), each an indirect wholly-owned subsidiary of CIFC, as well as certain other relying advisers (together with CIFCAM, the "Advisers") are registered, either directly or as a relying adviser, with the U.S. Securities and Exchange Commission (the "SEC") as an investment adviser. In these capacities, the Advisers are subject to various regulatory requirements and restrictions with respect to our asset management activities, periodic regulatory examinations and other laws and regulations. In addition, investment vehicles managed by the Advisers are subject to various securities and other laws. Parts 1 and 2 of the Form ADV of the Advisers are publicly available on the SEC Investment Advisers Public Disclosure website (www.adviserinfo.sec.gov) or may be provided upon request to us using the contact information below.
Employees
As of December 31, 2015, we had 82 full-time employees.
Available Information
Our principal executive offices are located at 250 Park Avenue, 4th Floor, New York, New York 10177.

We file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. Readers may read and copy any document that CIFC files at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

Our website is www.cifc.com. We make available free of charge, on or through the "Our Shareholders/SEC Filings" section of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with, or furnish to, the SEC. Also posted on our website, and available in print upon request to our Compliance Department, are the charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and our Code of Ethics, which governs our directors, officers and employees. Within the time period required by the SEC and the NASDAQ Stock Market LLC ("NASDAQ"), we will post on our website any amendment to our Code of Ethics and any waiver applicable to our senior financial officers, our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our directors and Section 16 reporting officers is posted on our website. Information on our website is not part of this Annual Report and is not deemed incorporated by reference into this Annual Report or any other public filing made with the SEC.

Item 1A.    Risk Factors.

Our business, financial condition, operating results and cash flows may be impacted by a number of factors. The following sets forth the most significant factors that make an investment in our company speculative or risky. In addition to the following risk factors, please also refer to the section entitled "Special Note Regarding Forward-Looking Statements."

Our business and financial performance may be adversely affected by market, economic and other industry conditions.

Our business and financial performance may be adversely affected by market, economic and other industry conditions. While the adverse effects of the financial crisis of 2007 to 2010 have abated to a significant degree, global financial markets may continue to experience significant volatility. In addition, changes to geopolitical situations and fiscal or monetary policies could have unpredictable consequences for credit markets and negatively impact our business.

Periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), would increase the risk of default and losses in our Funds. Difficult economic conditions could also adversely affect our operating results by causing (i) decreases in the market value of investments held by our Funds, (ii) a reduction in the size or volume of newly sponsored CLOs and other investment products, (iii) redemptions in our open ended Non-CLO products, (iv) decreases in our ability to obtain attractive financings and refinancings that could increase the cost of financing and lead to lower yielding funds which will decrease our net income and (v) a reduction in our AUM, lowering management fees earned on the Funds.

Changes in CLO spreads and an adverse market environment could make it difficult for investment managers to launch new CLOs.

The ability to issue new CLOs is dependent, in part, on the amount of excess interest earned on a new CLO’s investments over interest payable on its debt obligations (also known as a CLO's “arbitrage”). If the CLO arbitrage is not attractive to potential CLO equity investors, we may not be able to sponsor the issuance of new CLOs, which could have a material adverse impact on our business. During the financial crisis of 2007 to 2010, there was a dislocation in the credit markets that significantly impeded CLO formation. Although market conditions have improved, renewed dislocation in credit markets could return and continue for a significant period of time. Renewed dislocation of these markets could adversely impact our results of operations and financial condition.

We operate in highly competitive markets, compete with larger institutions and may not be able to grow our AUM.

The alternative asset management industry is intensely competitive and subject to rapid change. Many firms offer similar and additional asset management products and services to the same types of investors that we target. We currently focus almost exclusively on managing SSCLs and related financial instruments, which is in contrast to numerous other asset managers with comparable AUM, which have significant background and experience in both the equity and debt markets. In addition, many of our competitors have or may in the future develop greater financial and other resources, more extensive distribution capabilities, more effective marketing strategies, more attractive investment vehicle structures and broader name recognition. Many of our competitors are substantially larger than us, have considerably more financial and other resources and may have investment objectives that overlap with ours, which may create competition for investment opportunities with limited supply. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, and may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. The competitive pressures we face could adversely affect our business, financial condition and results of operations.

Additionally, if other asset managers offer services and products at more competitive prices than us, we may not be able to maintain our current fee structure. Investment strategies and products, including CLOs, that have historically been attractive to investors may lose their appeal for various reasons. In such case, we would have to develop new strategies and products in order to remain competitive. It could be both expensive and difficult for us to develop new strategies and products, and we may not be successful in this regard. Poor performance of our Funds could also make it more difficult for us to raise new AUM. These competitive and other pressures could adversely affect our business, financial condition and results of operations.

Currently, the substantial majority of our investment products are CLOs that cannot be redeemed or terminated by investors unless certain conditions are met or are not yet redeemable or terminable by investors at all. However, with the passage of time or upon the satisfaction of such conditions, these investment products will be redeemed, and we will no longer receive management fees related to these products. In addition, the prepayment of the assets contained in the CLOs we manage and our inability to reinvest the proceeds of such prepayments in accordance with the investment guidelines of the CLOs will reduce the asset base on which our management fees are earned. If we are unable to launch new products and grow AUM to sufficiently replace lost AUM, our revenues will decline.

We may not be able to replicate our historical results as we expand into new product lines.

Financial results and results of operations with respect to any new product lines we pursue, or may pursue at any time in the future, may differ from those of existing Funds, accounts or other investment vehicles that are or have been managed by CIFC or its subsidiaries. There can be no assurance to investors that we will replicate the historical results achieved by CIFC and its subsidiaries in expanding into new product lines, and we caution investors that our investment returns could be substantially lower than the returns achieved in prior periods in connection with any such expansion. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may not be repeated.

A reduction in AUM will significantly reduce our management and incentive fees and adversely affect our financial performance.

Our success depends on our ability to earn management and incentive-based revenue from the investment products we manage for third party investors. Management fees are predominately earned based on the AUM of the Funds we manage. In certain cases, incentive-based revenue is earned based on the performance of the Funds. If there is a reduction in AUM underlying a Fund, there will be a corresponding reduction in management fees and, if applicable, incentive fees that may be earned. Further, if we are unable to reinvest any proceeds received as a result of the prepayment of a loan held by a Fund we manage because the Fund is out of its reinvestment period, AUM would also decrease. Other factors that could decrease AUM include a forced liquidation, poor investment performance or a downgrade in ratings assigned to the assets and/or portfolios managed.

A reduction in AUM, a reduction in the fees earned or the failure of the Funds to perform well both on an absolute basis and in relation to competing funds may adversely affect our business and financial performance.

Our existing recourse indebtedness and inability to access capital markets could restrict our business activities or adversely affect our financial performance.

As of December 31, 2015, CIFC had $160.0 million of outstanding recourse indebtedness. Our Junior Subordinated Notes represent $120.0 million, which currently bears interest at variable interest rates which subjects us to interest rate risk and may increase our debt service obligations if such interest rates increase.

In addition, the debt instruments governing our indebtedness contain covenants that may restrict our business activities, and our failure to comply with these covenants could result in a default under our indebtedness. Furthermore, we are permitted by the terms of our Junior Subordinated Notes and Senior Notes to incur additional indebtedness, subject to limitations on certain restricted payments under the Junior Subordinated Notes and Senior Notes. Our inability to generate sufficient cash flow to satisfy our debt obligations, to refinance our debt obligations or to access capital markets or otherwise obtain additional financing on commercially reasonable terms could adversely affect our financial condition, operating results and cash flows. Additionally, our return on investments and available cash flow may be reduced to the extent that increases in interest rates or other changes in market conditions increase the cost of our financing relative to the income that can be derived from our operations and assets.
We are exploring and evaluating strategic alternatives for the Company and there can be no assurance that we will be successful in identifying, or completing any strategic alternative, that any such strategic alternative will yield additional value for shareholders or that the process will not have an adverse impact on our business.
In January 2016, we retained a financial adviser and our Board of Directors commenced a review of our strategic alternatives, which could result in, among other things, a sale of the Company, a merger, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, in addition to continuing to operate the Company in the ordinary course of business. However, there can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we expect to incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected.
No decision has been made with respect to any transaction, and we cannot assure you that we will be able to identify and undertake any transaction that allows our shareholders to realize an increase in the value of their shares or provide any guidance on the timing of such action, if any. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current share price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

Our business could be impaired if we are unable to attract and retain qualified personnel.

We depend on the diligence, experience, skill and network of business contacts of our executive officers and employees for the evaluation, negotiation, structuring and monitoring of our investments and the operation of our business. Additionally, certain of our investment management contracts are tied to the retention of certain key employees. The management of our investment products is undertaken by our Investment Research and Portfolio Management & Trading teams, consisting of various investment research and portfolio management and trading personnel, none of whom are bound by employment agreements. The loss of a particular member or members of such teams could cause investors in the product to withdraw all or a portion of their investment in the product (in the case of open-end products) or adversely affect the product’s performance and the marketing of the product, as well as the marketing of new CLOs and other products, to new investors. In the case of certain Funds, we can be removed as investment adviser upon the loss of specified key employees. In addition to the loss of specific Investment Research and Portfolio Management & Trading team members, the loss of one or more members of our senior management involved in supervising the teams and operating our business could also have adverse effects on our investment products or our business. We have experienced turnover in certain members of our senior management over the past 18 months. If turnover continues, our business and financial performance could be adversely affected. Accordingly, the inability to attract and retain qualified personnel could affect our ability to provide an acceptable level of service to our clients and take advantage of new opportunities, which could adversely affect our business and financial performance.
The loss of our senior management team or key investment professionals could have a material adverse effect on our business.
Our management team is led by our Co-Presidents, Oliver Wriedt and Steve Vaccaro.  Mr. Vaccaro leads our investment teams and has 37 years of relevant credit experience. Our success depends on our ability to retain key members of our senior management and investment teams, who possess substantial experience in the management of the Company and investing and have been primarily responsible for the investment performance we have achieved. In particular, we depend on our portfolio managers. Because of the long tenure and stability of our portfolio managers, the clients of our investment vehicles generally attribute the investment performance we have achieved to these individuals. While we have generally experienced very few departures among our portfolio managers, there can be no assurance that this stability will continue in the future. The departure of a portfolio manager could cause clients to withdraw funds from the investment products he or she manages, which would reduce our AUM. In addition, the management agreements applicable to certain CLOs that we manage give investors in such CLOs a contractual right to terminate and replace the Adviser upon the departure of certain key individuals.
A reduction in AUM resulting from the loss of key investment professionals would result in a decline in investment advisory fees and, if we were not able to reduce our expenses sufficiently, our net income; these reductions could be material. The departure of an investment product's portfolio manager also could cause clients to refrain from allocating additional funds to such investment product or delay such additional funds until a sufficient track record under a new portfolio manager or managers has been established. This would have a negative effect on the future growth of our AUM.
The loss of any of these key professionals, including our Co-Presidents, senior credit analysts, senior portfolio managers, as well as other key members of our senior management and investment teams, could limit our ability to successfully execute our business strategy and may prevent us from sustaining the financial and operational performance we have achieved or adversely affect our ability to retain existing and attract new client assets and related revenues.
We may leverage our assets and a decline in the fair value of such assets may adversely affect our financial performance.

We may leverage the assets underlying our investment products through borrowings, generally through warehouse facilities, limited recourse secured loans, derivative instruments such as total return swaps, securitizations (including the issuance of CLOs) and other borrowings. Certain leverage we may employ may have market value-based lending triggers, such that lenders may require the posting of additional collateral to support the borrowing if asset prices decline. If additional collateral is not posted, we may have to rapidly liquidate assets underlying these investment products, which we may be unable to do on favorable terms or at all. Even after liquidating assets, we may still be unable to post the required collateral, further harming liquidity. A reduction in credit availability may reduce our earnings, liquidity and available cash.

We expect to enter into warehouse agreements in connection with our potential investment in and management of CLOs, which may expose us to substantial risks.

In connection with our potential investment in and management of new CLOs, we expect to enter into warehouse lending agreements with warehouse loan providers such as banks or other financial institutions, pursuant to which the warehouse provider will finance the purchase of investments that will be ultimately included in a CLO. For CLOs, these investments are primarily comprised of SSCLs rated below investment grade. Securities rated below investment grade are often referred to as “leveraged loans” or “high yield” securities, and may be considered “high risk” compared to debt instruments that are rated investment grade. We will typically select the investments in the warehouse subject to the approval of the warehouse provider. If the relevant CLO transaction is not issued or consummated, as applicable, the warehouse investments may be liquidated, and we may be required to pay any amount by which the purchase price of the investments exceeds its sale price and may be liable for certain of the expenses associated with the warehouse or planned CLO. In addition, regardless of whether the CLO is issued or consummated, if any of the warehoused investments are sold before such issuance or consummation, we may have to bear any resulting loss on the sale. The amount at risk in connection with a warehouse agreement will vary and may not be limited to the amount, if any, that we invest in the related CLO upon its issuance or consummation, as applicable. Although we would expect to complete the issuance of a particular CLO within six to nine months after establishing a related warehouse, we may not be able to complete the issuance within such expected time period or at all.

Our quarterly and annual results could fluctuate and may not be indicative of our future quarterly or annual performance.

Our quarterly and annual operating results could fluctuate; therefore investors should not rely on past quarterly or annual results to be indicative of our performance in future quarters or years. Factors that could cause our quarterly and annual operating results to fluctuate include, among other things, timing of the recognition of incentive fees, variations in fair value determinations of our assets and liabilities, impairments on our intangible assets (including goodwill), changes in interest rates affecting our interest income and interest expense, distributions from our investments in CLOs and private funds and provision for income taxes.

Because the values we record for certain investments and liabilities are based on estimates of fair value made by our management, we are exposed to substantial risks.

Some of our investments and liabilities are not publicly traded and the fair value of such investments and liabilities are not readily determinable. Each of these carrying values is based on an estimate of fair value by our management. Management reports the estimated fair value of these investments and liabilities quarterly, which may cause our quarterly operating results to fluctuate. Therefore, our past quarterly results may not be indicative of our performance in future quarters. In addition, because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these investments and liabilities existed and we may be unable to realize the carrying value upon a sale of these investments.

Loss of CIFC’s exclusion from registration under the Investment Company Act of 1940, as amended (the "1940 Act"), could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business and the price of our shares.

CIFC relies primarily on section 3(a)(1)(C) for its exclusion from the registration requirements of the 1940 Act. This provision requires that CIFC neither engage nor propose to engage in the business of investing, reinvesting, owning, holding or trading in securities nor own or propose to acquire "investment securities" having a value exceeding 40% of the value of our total assets on an unconsolidated basis (the “40% Test”). "Investment securities," as defined under the 1940 Act, excludes U.S. government securities and securities of majority-owned subsidiaries that rely on the 40% Test. If CIFC fails to meet its current exemption and another exemption is not available, CIFC may be required to register as an investment company. If CIFC was to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on its capital structure and ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business.

The accounting rules applicable to certain of our transactions are highly complex and require the application of significant judgment and assumptions by our management. In addition, changes in accounting interpretations or assumptions could impact our financial statements.

Accounting rules for consolidations, income taxes, business acquisitions, transfers of financial assets, securitization transactions and other aspects of our operations are highly complex and require the application of judgment and assumptions by our management. The consolidation of VIEs is subject to periodic reassessment which could lead to the deconsolidation of previously consolidated entities or the consolidation of entities that were previously not required to be consolidated. Deferred tax assets are subject to the establishment of a valuation allowance in the event management concludes that the tax benefits of certain timing differences may not be realized. Business acquisitions require the valuation of assets acquired and liabilities assumed. Assets acquired include intangible assets, including goodwill that will be subject to periodic testing and evaluation for impairment. These complexities could lead to a delay in the preparation of our financial information. In addition, changes in accounting rules, interpretations or assumptions could materially impact the presentation, disclosure and usability of our financial statements.

Failure to develop effective business continuity plans could disrupt our operations and cause financial losses.

We operate in an industry that is highly dependent on information systems and technology. We face various security threats, including cyber security attacks on our information technology infrastructure that are intended to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. These security threats could originate from a wide variety of sources, including unknown third parties outside CIFC. There can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. If any of these systems do not operate properly or are disabled for an extended period of time or if there is any unauthorized disclosure of data, whether as a result of tampering, a breach of our network security systems, a cyber-incident or attack or otherwise, we could suffer substantial financial loss, increased costs, a disruption of our businesses, liability to our investors, regulatory intervention or reputational damage. In addition, our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth or an increase in costs related to such information systems, could have a material adverse effect on us.

We depend to a substantial degree on the availability of our office facilities and the proper functioning of our computer and telecommunications systems. Although we have established a significant disaster recovery program, including pursuant to which (i) we have a dedicated offsite location for certain key staff and (ii) data is backed up at a secured off-site location and is accessible remotely, a disaster, such as water damage to our office, an explosion or a prolonged loss of electrical power, could materially interrupt our business operations and cause material financial loss, regulatory actions, reputational harm or legal liability.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which could harm our reputation, adversely impact the trading price of our common stock or cause current and potential shareholders to lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment could also cause investors to lose confidence in our reported financial information and could have a material adverse effect on our credit rating. Any failure to maintain such internal controls in the future could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and NASDAQ, we could face severe consequences from those authorities. In either case, it could result in a material adverse effect on our business.

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of a simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, we do not expect that our control system can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in our operating environment or deterioration in the degree of compliance with policies or procedures.

DFR Holdings exercises significant influence over us, including through the ability to elect six members of CIFC’s Board of Directors.

As of December 31, 2015, DFR Holdings held approximately 74% of CIFC’s outstanding common shares (excluding shares that may be purchased upon the exercise of warrants held by DFR). Our Third Amended and Restated Stockholders Agreement provides that DFR Holdings has the right to designate six directors to the Board. Other than requirements to support the nomination, election and removal of directors in accordance with our Third Amended and Restated Stockholders Agreement and to support maintaining our status as a "controlled company" under applicable NASDAQ rules, there are no restrictions on DFR Holdings' ability to vote the common stock owned by them unless there is a conflict of interest. As a result, DFR Holdings, acting alone, currently controls the outcome of any matter submitted for the vote of our shareholders, including the amendment of our organizational documents, acquisitions or other business combinations involving us and potentially the ability to prevent extraordinary transactions such as a takeover attempt. As a result, DFR Holdings indirectly exercises significant influence on matters considered by the Board. DFR Holdings may have interests that diverge from, or even conflict with, our interests and those of our other stakeholders.

We have goodwill and other intangible assets that may become impaired, which could have a material adverse effect on our financial condition and results of operations.

We have goodwill and intangible assets that are tested for impairment on an annual basis or when facts and circumstances indicate that impairment may have occurred. If these tests indicate that an asset has been impaired, we will recognize a charge to results of operations, which may have a material adverse effect on our financial condition and results of operations.

We are subject to substantial risk from litigation and potential securities laws liability and may face significant damage to our professional reputation as a result of such allegations and negative publicity associated therewith.

Many aspects of our business involve substantial risks of litigation and/or arbitration and, from time to time, we are involved in various legal proceedings in the normal course of operating our business. From time to time, we and our Funds have been and may be subject to class action suits by shareholders. In addition, we may be exposed to liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC and other regulatory bodies.

An adverse resolution of any lawsuit, legal or regulatory proceeding or claim against us could result in substantial costs or reputational harm to us and have a material adverse effect on our financial performance. In addition to these financial costs and risks, the defense of litigation or arbitration may divert resources and management's attention from operations. Asset managers such as the Advisers also are particularly vulnerable to losing investor interest because of adverse publicity. Accordingly, allegations or an adverse resolution of any lawsuit, legal or regulatory proceeding or claim against us, could materially harm our financial performance.

Extensive regulation of our businesses affects our activities and creates the potential for significant liabilities and penalties. The possibility of increased regulatory focus could result in additional burdens on our business. Legislative or regulatory changes could adversely affect us.

The Advisers are heavily regulated as investment advisers, primarily at the federal level. Many of these regulators, including the SEC, as well as state securities commissions, are empowered to conduct examinations, investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of an investment adviser from registration. Even if an investigation or proceeding does not result in a sanction or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.

Non-compliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market, or the revocation of licenses. Non-compliance with applicable laws or regulations could also adversely affect our reputation, prospects, revenues and earnings.

In addition, changes in current legal, regulatory, accounting, tax or compliance requirements or in governmental policies could adversely affect our operations, revenues and earnings by, among other things, increasing expenses and reducing investor interest in certain products we offer. Additionally, our profitability could be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing state and federal taxation.

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which imposes a new regulatory framework over the U.S. financial services industry and the consumer credit markets in general. Section 619 of the Dodd-Frank Act (the “Volcker Rule”) imposes significant restrictions on the proprietary trading activities and other rules and regulations of certain banking entities and subjects other systemically significant organizations regulated by the U.S. Federal Reserve System (the “Federal Reserve”) to increased capital requirements and quantitative limits for engaging in such activities.

The Volcker Rule generally prohibits certain banking entities from engaging in proprietary trading or from acquiring or retaining an ownership interest in, or sponsoring or having certain relationships with, a hedge fund or private equity fund, subject to certain exemptions. Although not required by the final implementing regulations adopted December 10, 2013, an order issued by the Federal Reserve extending the conformance period to July 21, 2015 requires that banking entities develop and implement a conformance plan to terminate prohibited activities and divest impermissible investments by the end of the conformance period, subject to up to two one-year extensions at the discretion of any such banking entity’s appropriate U.S. federal banking regulator upon a determination that an extension would not be detrimental to the public interest.

With respect to CLOs, the Board of Governors of the Federal Reserve has extended until July 21, 2016, and has announced its intention to extend until July 21, 2017 the conformance period for banking entities in connection with their retention of ownership interests in, or sponsorship of, CLOs that were in place as of December 31, 2013. Banks are expected to establish their compliance programs “as soon as practicable and in no case later than the end of the conformance period.” These rules could adversely affect the availability of warehouse financing, the attractiveness of investments in CLOs and Funds we manage and/or the loan market generally.

Section 941 of the Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the CLO market) by requiring that the “securitizer” of asset-backed securities retain at least 5% of the credit risk to the assets collateralizing the asset-backed securities. A final rule has been adopted and will be effective beginning on December 24, 2016 (the “Risk Retention Rules”). While the impact of the Dodd-Frank Act and the Risk Retention Rules on the loan securitization market and the leveraged loan market generally are uncertain, it is possible that any negative impact on secondary market liquidity for CLOs may be experienced at any time, notwithstanding the effective date of the Risk Retention Rules as to new transactions, due to effects of the Risk Retention Rules and the Dodd-Frank Act generally on market expectations and the relative appeal of alternative investments not impacted by the Dodd-Frank Act, the Risk Retention Rules or other factors.

In addition, it is possible that the Risk Retention Rules or the Dodd-Frank Act generally may reduce the number of collateral managers active in the CLO market, which may result in fewer new issue CLOs and reduce the liquidity provided by CLOs to the leveraged loan market generally. A contraction or reduced liquidity in the loan market could reduce our ability to effectively manage CLOs, which in turn could negatively impact the return on the CLOs that we manage and reduce the market value or liquidity of the notes issued by such CLOs. Any reduction in the volume and liquidity provided by CLOs in the leveraged loan market could also reduce opportunities to refinance the notes of CLOs that we manage. Additionally, the Risk Retention Rules as applied to CLOs may result in us having to invest money in CLOs that we manage before or after the effective date of the Risk Retention Rules (including, potentially, in existing CLOs in the event of a refinancing, repricing, additional issuance, or as to which certain other material events occur after such effective date) that would otherwise be available for other uses. While the impact of the Risk Retention Rules on us, the loan securitization market and the leveraged loan market generally are uncertain, the Risk Retention Rules may have an adverse effect on our business.

In addition, we regularly rely on exemptions from various requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act, the 1940 Act, and the U.S. Employee Retirement Income Security Act of 1974, as amended, in conducting our asset management activities. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If for any reason these exemptions were to become unavailable to us, we could become subject to regulatory action or third party claims, and our business could be materially and adversely affected.

Lastly, the requirements imposed by our regulators are designed primarily to ensure the integrity of the financial markets and to protect investors in our investment products and are not designed to protect our common shareholders. Consequently, these regulations often serve to limit our activities and impose burdensome compliance requirements.

European legal investment considerations and retention requirements could adversely affect us.

Although we do not currently do so, we may in the future invest in or manage CLOs and other investment products in Europe, in which case we may become subject to risks related to the extensive regulation of such businesses within the European Union, and the possibility of further increased regulatory focus. Further, sales of US CLOs to European investors are generally subject to EU risk retention requirements.

On January 1, 2014, Regulation (EU) No 575/2013 (the "Capital Requirements Regulation" or the "CRR") on prudential requirements for credit institutions and investment firms became effective. Articles 404-410 (inclusive) ("Articles 404-410") of the CRR apply to new securitizations issued on or after January 1, 2011 and replace, and with certain amendments, re-enact what was previously Article 122a of European Union Directive 2006/48/EC. Articles 404-410 apply to credit institutions and investment firms established in a Member State of the European Economic Area ("EEA") and consolidated group affiliates thereof (including those that are based in the United States) (each an “Affected CRR Investor”) that invest in or have an exposure to credit risk in securitizations. Articles 404-410 of the CRR impose a severe capital charge on a securitization position acquired by an EEA-regulated institution unless, among other conditions, (a) the originator, sponsor or original lender for the securitization has explicitly disclosed that it will retain, on an ongoing basis, a material net economic interest of not less than 5% in respect of certain specified credit risk tranches or asset exposures, and (b) the acquiring institution is able to demonstrate that it has undertaken certain due diligence in respect of its securitization position and the underlying exposures and that procedures are established for such activities to be monitored on an on-going basis. For purposes of Articles 404-410, an EEA-regulated institution may be subject to the capital requirements as a result of activities of its overseas affiliates, including those that are based in the United States. The absence of a commitment by an originator, sponsor or original lender to retain, or commit to retain, a 5% net economic interest in a CLO that we manage, in accordance with Articles 404-410, would be expected to deter Affected CRR Investors from investing in such CLOs.

On June 13, 2014, Delegated Regulation (EU) No. 625/2014 of March 13, 2013 supplementing the CRR (the "Final RTS") was published in the Official Journal of the European Union. The Final RTS provides greater detail on the interpretation and implementation of Articles 404-410 of the CRR and came into force on July 3, 2014.

On July 22, 2013, EU Directive 2011/61/EU on Alternative Investment Fund Managers ("AIFMD") became effective. Article 17 of the AIFMD ("Article 17") required the EU Commission to adopt level 2 measures similar to those in Articles 404-410, permitting EEA managers of alternative investment funds ("AIFMs") to invest in securitizations on behalf of the alternative investment funds ("AIFs") they manage only if the originator, sponsor or original lender has explicitly disclosed that it will retain on an ongoing basis, a material net economic interest of not less than 5% in respect of certain specified credit risk tranches or asset exposures and also to undertake certain due diligence requirements. Commission Delegated Regulation 231/2013 (the "AIFMD Level 2 Regulation") included those level 2 measures. Although the requirements in the AIFMD Level 2 Regulation are similar to those which apply under Articles 404-410, they are not identical. In particular, the AIFMD Level 2 Regulation requires AIFMs to ensure that the sponsor or originator of a securitization meets certain underwriting and originating criteria in granting credit, and imposes more extensive due diligence requirements on AIFMs investing in securitizations than are imposed on institutions under Articles 404-410. Furthermore, AIFMs who discover after the assumption of a securitization exposure that the retained interest does not meet the requirements, or subsequently falls below 5% of the economic risk, are required to take such corrective action as is in the best interests of investors. It is unclear how this last requirement is expected to be addressed by AIFMs should those circumstances arise. The requirements of the AIFMD Level 2 Regulation apply to new securitizations issued on or after January 1, 2011.

In addition, the AIFMD provides that AIFs must have a designated AIFM with responsibility for portfolio and risk management. Although the portfolio and risk management provisions of the AIFMD apply only to EEA AIFMs when managing any AIF, the disclosure and transparency requirements of the AIFMD will apply to any non-EEA AIFs which are to be marketed in the EEA after July 22, 2013 (subject to any applicable transitional period for AIFs which commenced marketing prior to July 22, 2013 and subject to the implementation of the AIFMD under national law). The Financial Conduct Authority (the "FCA") has issued a policy statement in relation to the implementation of AIFMD in the United Kingdom, which in effect confirms that the FCA regards any issue of debt securities which does not constitute a "collective investment scheme" (within the meaning of section 235 of the Financial Services and Markets Act 2000) as similarly falling outside the scope of the AIFMD. However, in providing such guidance, the FCA referred to the possibility that the European Securities and Markets Authority ("ESMA") will, in due course, provide guidance on the meaning of a "securitisation special purpose entity" under the AIFMD. ESMA has not yet given any formal guidance on the application of this exemption. If the AIFMD were to apply to issuers of CLOs as a non-EEA AIF and an issuer engaged in any marketing in the EEA, such issuer would be subject to the disclosure and transparency requirements of the AIFMD, which require, among other things, that investors in the European Union receive initial and periodic disclosures concerning any AIF which is marketed to them; that annual financial reports of the AIF must be prepared in compliance with the AIFMD and made available to investors; that periodic reports relating to the AIF must be filed with the competent regulatory authority in each EU member state in which the fund has been marketed. All or any of these regulatory requirements may adversely affect our ability to achieve our investment objectives with respect to CLOs, and may result in additional costs and expenses to the CLOs that we manage. In addition, it is unclear whether or not a particular issuer would be able to comply with such disclosure requirements. It is also unclear what position will be taken by regulators in other EEA Member States in their interpretation and implementation of the AIFMD.

Requirements similar to the retention requirement in Articles 404-410 and the AIFMD also apply to investments in securitizations by insurance and reinsurance undertakings (following the entry into force of Delegated Regulation (EU) No 2015/35 of 10 October 2014 supplementing the Solvency II Directive (2009/138/EC) ("Solvency II") on January 18, 2015 (such delegated regulation being the "Solvency II Level 2 Regulation")) and (once the level 2 measures are adopted under Article 50a (as inserted by Article 63 of the AIFMD) of Directive 2009/65/EC on Undertakings for Collective Investment in Transferable Securities (the "UCITS Directive")) will also apply to investments in securitizations by funds requiring authorization under the UCITS Directive (such requirements, together with the retention requirements set out in all or any of Articles 404-410, the CRR, Article 17, the AIFMD, the AIFMD Level 2 Regulation, the Final RTS, any further technical standards, any similar or successor laws, any guidelines or other materials published by the EBA in relation thereto and any delegated regulations of the European Commission (in each case including any amendments thereto), being each an "Applicable Regulation" and all of such investors (including, for the avoidance of doubt, AIFMs as referred to above and investors party to liquidity or credit support arrangements provided by a financial institution which is subject to any Applicable Regulation), each an "Affected Investor").

On September 30, 2015, the European Commission published a draft regulation (the "Draft Regulation") intended to, among other things, consolidate and modify the risk retention provisions of the Applicable Regulations. The Draft Regulation will apply to securitizations issued after its entry into force (subject to certain grandfathering exceptions) and among other things applies the revised risk retention rules to originators, sponsors and original lenders as well as investors in securitizations.

Although many aspects of all of these requirements remain unclear, Articles 404-410 and any other changes to the regulation or regulatory treatment of CLOs for some or all Affected Investors may negatively impact the regulatory position of individual holders of notes of CLOs and the implementation of these regulatory requirements would be expected to deter Affected Investors from investing in CLOs which could have an adverse impact on the CLOs managed by us.

Actions by U.S. and foreign governments, central banks and other governmental and regulatory bodies attempting to stabilize and strengthen the financial market or their increased focus on the regulation of our industry could have an adverse impact on our business.

In recent years, U.S. and foreign governments, central banks and other governmental and regulatory bodies have taken a number of steps to attempt to stabilize and strengthen the U.S. and global financial markets and economies. In particular, in the U.S., these efforts have included direct government investments in, and guarantees of, troubled financial institutions as well as government-sponsored programs such as the Troubled Asset Relief Program in 2008 and the Emergency Economic Stabilization Act of 2008. In addition, the Dodd-Frank Act imposes new regulations and significant investment restrictions and capital requirements on banking entities and other organizations that are significant to the U.S. financial markets and could increase our costs of operating as a public company. Furthermore, many key aspects of the Dodd-Frank Act will continue to be established by various regulatory bodies and other groups over the next several years. We are not able to predict the impact on our business, results of operations and financial condition of these efforts by U.S. and foreign governments, central banks or other governmental and regulatory bodies or the impact of future regulation of our industry.

Foreign corporate entities in which we have invested could be subject to federal income tax at the entity level, which would greatly reduce the amounts those entities would have available to distribute to us.

From time to time, we invest in investment products managed by the Advisers for our own account. Those investments typically are in the form of interests in our investment vehicles that are structured as offshore entities. There is a specific exemption from federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We expect that our foreign corporate investments will rely on that exemption or otherwise operate in a manner so that they will not be subject to federal income tax on their net income at the entity level. If the IRS successfully challenged the qualification of our foreign corporate investment for the exemption from federal income tax described above, that could greatly reduce the amount that our foreign corporate entities would have available to pay to their creditors and to distribute to us.

The Advisers' incentive fees may increase the volatility of our cash flows, which could adversely affect our financial performance.

Historically, a portion of our revenues have been derived from incentive fees on the various investment products that our Advisers manage. Incentive fees are generally based on the returns generated for certain investors in the investment product. With respect to certain Funds, the Advisers are entitled to incentive fees only if the returns on the related portfolios exceed agreed-upon return targets. Incentive fees, if any, may vary from period to period as a result of volatility in investment returns, causing the Advisers' cash flows to be more volatile than if they did not manage assets on an incentive fee basis. Adverse credit and capital markets conditions could significantly increase the volatility of the investment products managed by the Advisers and decrease the likelihood that they will earn incentive fees. Also, alternative asset managers typically derive a greater portion of their revenues from incentive fees than traditional asset managers, thus increasing the potential volatility in the Advisers' cash flows. The volatility in the Advisers' cash flows and decreases in incentive fees could harm our financial performance.

We derive much of our revenues from investment management agreements that may be terminated on short notice.

We derive a substantial portion of our revenues from investment management agreements that may be terminated on short notice. The “non-call” periods on a significant portion of the CLOs that we manage have elapsed, enabling investors to “call” (i.e., initiate liquidation of) such CLOs on relatively short notice. If a CLO is liquidated, we will cease to earn management fees in respect of such CLO. In addition, with respect to the Advisers' agreements with certain of the funds they manage, an Adviser can be removed without cause by investors that hold a specified amount of the interests issued by the applicable fund.

Additionally, the Advisers' agreements with CLOs allow investors that hold a specified amount of securities issued by the CLO to remove the Adviser for "cause," which typically includes an Adviser's violation of the management agreement or the related indenture; an Adviser's breach of its representations and warranties under the agreement; an Adviser's bankruptcy or insolvency; fraud or the commitment of a criminal offense by an Adviser or its employees; the failure of certain of the CLOs' performance tests; and willful misconduct, bad faith or gross negligence by the Adviser. These "cause" provisions may be triggered from time to time, and as a result, investors could elect to remove the relevant Adviser as the investment manager of such fund. The termination of an Adviser's investment management agreements would adversely affect our financial performance.

We may be unable to maintain adequate liquidity to support our ongoing operations and planned growth as well as service our indebtedness.

Cash generated from operations may not provide sufficient liquidity to fund our operations and pay general corporate expenses. Declines in the fair value of our assets may also adversely affect our liquidity. If we are unable to maintain adequate liquidity, we may be unable to support our ongoing operations and planned growth, which would have a material adverse effect on our financial condition.

Further, our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay interest on and principal of our indebtedness or to fund our other liquidity needs, or at all.

Defaults, downgrades and depressed market values of the collateral underlying CLOs may cause a decline in AUM and deferral or reduction of management fees.

Under the collateral management agreements between the Advisers and the CLOs they manage, payment of an Adviser's management fees is generally subject to a "waterfall" structure. Pursuant to these "waterfalls," all or a portion of an Adviser's fees may be deferred if, among other things, the CLOs do not generate sufficient cash flows to pay the required interest on the notes they have issued to investors and certain expenses they have incurred.

Deferrals could occur if the issuers of the collateral underlying the CLOs default on or defer payments of principal or interest relating to such collateral. In the past, due to high levels of defaults and delinquencies on the assets underlying certain of the CLOs managed by the Advisers, we have both experienced declines in and deferrals of management fees with respect to such CLOs.

Further, during such periods and pursuant to the waterfalls, the CLOs may be required to repay certain of these liabilities, which repayment would permanently reduce our AUM pursuant to which we can recoup deferred subordinated fees. If similar levels of defaults and delinquencies occur in the future, the Advisers could experience additional declines in, and deferrals of, their management fees.

Additionally, all or a portion of an Adviser's management fees from the CLOs that it manages may be deferred if such CLOs fail to satisfy certain “over-collateralization” tests. Pursuant to the "waterfall" structure discussed above, such failures generally require cash flows to be diverted to prepay certain of the CLO's liabilities resulting in similar permanent reductions in AUM and management fees in respect of such CLOs.

Defaulted assets and assets that have been severely downgraded are generally carried at a reduced value for purposes of the over-collateralization tests. In some CLOs, these assets are required to be carried at their market values for purposes of the over-collateralization tests. Due to exceptionally high levels of defaults, severe downgrades and depressed market values of the collateral underlying certain CLOs, the management contracts for which were purchased by the Company, some CLOs had breached their over-collateralization tests at the date of purchase, and the Advisers have therefore experienced, and may again in the future experience, declines in and deferrals of their management fees with respect to such CLOs which could have a material and adverse effect on us.

The Advisers could lose management income or AUM from the CLOs they manage as a result of the triggering of certain structural protections built into such CLOs.

The CLOs managed by the Advisers generally contain structural provisions including, but not limited to, over-collateralization tests that are meant to protect investors from deterioration in the credit quality of the underlying collateral pool. In certain cases, non-compliance with these structural provisions can lead to events of default under the indenture governing a CLO followed by the acceleration of the CLO's obligation to repay the notes issued by the CLO and, ultimately, liquidation of the underlying collateral.

In the event of a liquidation of the collateral underlying a CLO, the relevant Adviser will lose AUM and therefore management fees, which could have a material and adverse effect on us.

An Adviser's failure to comply with investment guidelines set by its clients or the provisions of the management agreements and other agreements to which it is a party could result in damage awards against such Adviser and a loss of AUM, either of which could have a material adverse effect on us.

As an investment adviser, each Adviser has a fiduciary duty to its clients. When clients retain an Adviser to manage assets on their behalf, they may specify certain guidelines regarding investment allocation and strategy that such Adviser is required to observe in the management of its portfolios. In addition, such Adviser is required to comply with the obligations set forth in the management agreements and other agreements to which it is a party. Although each Adviser utilizes procedures, processes and the services of experienced professionals to assist it in adhering to these guidelines and agreements, there can be no assurance that such precautions will protect us from potential liabilities. An Adviser's failure to comply with these guidelines or the terms of these agreements could have a material adverse effect on us.

We could incur losses due to trading errors by the Advisers or misconduct by employees.

The Advisers could make errors in placing transaction orders for investment products they manage, such as purchasing a security for a product whose investment guidelines prohibit the product from holding the security, purchasing an unintended amount of the security, or placing a buy order when an Adviser intended to place a sell order, or vice-versa. If the transaction resulted in a loss for the product, the relevant Adviser might be required to reimburse the product for the loss. Such reimbursements could be substantial. It is also possible that we could be subject to intentional misconduct by our employees or others that could result in severe negative consequences, including financial penalties and reputational harm. These errors and misconduct could affect trades on behalf of the Advisers, which could exacerbate the adverse financial impact on us.

The Advisers depend on third-party distribution channels to market their CLOs.

The Advisers' CLO management services are marketed by institutions that act as selling or placement agents for CLOs. The potential investor base for CLOs is limited, and the Advisers' ability to access investors is highly dependent on access to these selling and placement agents. These channels may not be accessible to the Advisers in the future, which could have a material and adverse effect on the Advisers' ability to launch new CLOs. In addition, the Advisers' existing relationships with third-party distributors and access to new distributors could be adversely impacted by recent consolidation in the financial services industry, which could result in increased distribution costs, a reduction in the number of third parties selling or placing the Advisers' CLOs or increased competition to access third-party distribution channels.

Our Funds are subject to various conflicts of interest involving the Advisers, our investment professionals and our other affiliates.

Various potential and actual conflicts of interest may arise from the overall investment activities of the Advisers, our investment professionals and our other affiliates. The following briefly summarizes some of these conflicts but is not intended to be an exhaustive list of all possible conflicts.

The Advisers currently manage, and expect in the future to continue to manage, multiple funds and private accounts with similar or identical investment objectives and policies, including Funds that may be sponsored by us or our affiliates. In addition, because such Funds invest principally in loans which are generally subject to early prepayment, such Funds and other accounts may during the applicable reinvestment period have significant amounts of cash that the Advisers will be seeking to invest in the same securities or other assets in which more than one of our other Funds or advisory clients may invest. If purchases or sales of any securities or other assets for the Funds or advisory clients for which the Advisers or their personnel and affiliates act as investment manager arise for consideration at or about the same time, transactions in such securities or other assets will be made for the respective Funds and advisory clients in a manner that the personnel of such Adviser deem appropriate, taking into account any fiduciary duties and the contractual obligations to such other Funds or advisory clients, given the investment objectives, liquidity, diversification and other limitations of the applicable Funds and advisory clients. To the extent the transactions on behalf of more than one client of the Adviser or its affiliates during the same period may increase the demand for securities being purchased or the supply of securities being sold, there may be an adverse effect on price. Further, an Adviser or its affiliates may own equity or other securities of issuers of or obligors on collateral obligations of a Fund or other collateral and may have provided and may provide in the future, advisory and other services to issuers of such collateral.

The existence of any real or perceived conflicts of interest could have an adverse effect on our reputation or result in litigation, which may negatively impact future fundraising and business growth, and could adversely impact our results of operations and financial condition.

The Advisers or our other affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

The Advisers’ investment professionals, investment committees or their respective affiliates may serve as directors of, or in a similar capacity with, companies in which we invest. In the event that material non-public information is obtained with respect to such companies, or we became subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us and, consequently, the interests of the common limited partner. Any such restrictions could adversely impact our results of operations and financial condition.

We may invest in the subordinated and mezzanine notes of CLOs, and such investments involve various risks, including that CLO subordinated notes receive distributions from the CLO only if the CLO generates enough income to first pay the holders of its debt securities and its expenses.

Our assets include investments in subordinated and mezzanine notes of certain CLOs we manage, and we may buy subordinated and mezzanine notes of, or other interests in, other CLOs managed by third parties. The subordinated notes are usually entitled to all of the income generated by the CLO after the CLO pays all of the interest due on the senior and mezzanine notes and its expenses. However, there will be little or no income available to the CLO subordinated notes if there are defaults on the underlying collateral in excess of certain amounts or if the recoveries on such defaulted collateral are less than certain amounts. In that event, the value of our investment in the CLO's subordinated notes could decrease substantially. In addition, the subordinated notes of CLOs are generally illiquid, and because they represent a leveraged investment in the CLO's assets, their value will generally fluctuate more than the values of the underlying collateral. We are required to consolidate certain CLOs we manage, however, we have no right to the benefits from, nor do we bear the risk associated with, the assets held by such CLOs, beyond our minimal direct investments and beneficial interests in, and management fees and potential incentive fees generated therefrom.

Our incentive fee structures may incentivize us to pursue speculative investments, use leverage when it may be unwise to do so, or refrain from de-levering when it would otherwise be appropriate to do so.

Our success depends on our ability to earn management fees from the investment products we manage for third party investors in investment vehicles. Such fees generally consist of payments based on the amount of assets in the investment product (known as management fees and/or advisory fees) and, in certain cases, on the returns generated for certain investors in the investment product (incentive fees). The incentive fees that we earn may create an incentive for us to pursue investments on behalf of third party investors that are riskier or more speculative than would be the case in the absence of such compensation arrangement. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns. This may encourage us to use leverage within our investment vehicles to increase the return on the investments, even when it may not be appropriate to do so, and to refrain from de-levering when it would otherwise be appropriate to do so. Under certain circumstances, the use of leverage may increase the likelihood of default by the investment vehicles, which would impair the value of the investments in such vehicles and adversely affect our AUM as well as our management and incentive fees.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions we may expose ourselves to risks associated with such transactions. Such hedging may utilize instruments such as forward contract currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. We may also enter into “market-value” hedges which seek to mitigate market risk related to potential declines in the value of our Funds’ loan portfolios by establishing positions in inversely correlated market, sector or industry indices. Use of these hedging instruments may include counter-party credit risk.

Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate, interest rate or market fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

The success of any hedging transactions we may enter into will depend on our ability to effectively hedge against unpredictable movements in currencies, interest rates and the markets in which we generally operate. For example, the cost of a hedging instrument intended to mitigate against a more narrow range of movement in interest rates will generally be less than that of an instrument designed to mitigate against a larger movement. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate, interest rate and market risks, unanticipated changes in currency exchange rates or interest rates and unanticipated market movements may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. It also may not be possible to fully or perfectly hedge against market-driven losses in our Funds’ loan portfolios, as the indices in which we establish market-value hedges are not perfectly correlated with the performance of the portfolios. Our ability to engage in hedging transactions may also be limited by rules adopted by the U.S. Commodity Futures Trading Commission or equivalent bodies in other jurisdictions.

We elected to become a "controlled company" within the meaning of the NASDAQ rules and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements intended to protect public stockholders' interests.

DFR Holdings controls a majority of the voting power of our outstanding common stock. As a result, we elected to qualify as a "controlled company" within the meaning of the corporate governance standards of the NASDAQ rules. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of our Board consist of independent directors;

•	the requirement that we have independent director oversight of executive officer compensation; and

•	the requirement that we have independent director oversight of director nominations.

We have agreed pursuant to our Third Amended and Restated Stockholders Agreement to utilize these exemptions. As a result, our Board does not have a majority of independent directors, and its nominating and corporate governance committee and compensation committee do not consist entirely of independent directors. Accordingly, our shareholders do not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements under the NASDAQ rules.

We are a smaller reporting company and the reduced reporting requirements available to smaller reporting companies may make our securities less attractive to investors.

We are a “smaller reporting company”, as defined in the Securities Act. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding historical financial statements, reduced executive compensation disclosure requirements in  our periodic reports, registration statements, and proxy statements and exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. We will remain a smaller reporting company until the beginning of a year in which we would have a public float of $75 million held by non-affiliates as of the last business day of the second quarter of the prior year.

If CIFC LLC fails to satisfy the "qualifying income exception," all of its income will be subject to an entity-level tax, which could cause cash available for distributions to holders of our shares to be substantially reduced, possibly causing a substantial reduction in the value of those shares.
     Under current law and assuming full compliance with the terms CIFC LLC's limited liability company agreement (and other relevant documents) and based upon factual representations that were made by us, we received an opinion of outside legal counsel, to the effect that CIFC LLC will be treated as a partnership, and not as an association or a publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. The factual representations made by us upon which our outside legal counsel relied relate to our organization, operation, assets, activities, income (including our ability to satisfy the qualifying income exception discussed below), and present and future conduct of our operations. Opinions of counsel, however, are not binding on the Internal Revenue Service ("IRS"), and no assurance can be given that the IRS would not assert, or that a court would not sustain, a contrary position.
In general, if a partnership is "publicly traded" (as defined in the U.S. Internal Revenue Code of 1986, as amended (the "Code")), it will be treated as a corporation for U.S. federal income purposes. A publicly traded partnership will, however, be taxed as a partnership and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes "qualifying income" within the meaning of Section 7704(d) of the Code. We refer to this exception as the "Qualifying Income Exception." Qualifying income generally includes rents, dividends, interest (to the extent such interest is neither derived from the conduct of a financial or insurance business nor based, directly or indirectly, upon income or profits of any person), and capital gains from the sale or other disposition of stocks, bonds and real property. Qualifying income also includes other income derived from the business of investing in, among other things, stocks and securities.
        If CIFC LLC fails to satisfy the "qualifying income exception" described above, items of income, gain, loss, deduction and credit would not pass through to you and you would be treated for U.S. federal (and certain state and local) income tax purposes as a stockholder in a corporation. In such case, CIFC LLC would be required to pay U.S. federal income tax at regular corporate rates on all of its income. In addition, CIFC LLC would likely be liable for state and local income and/or franchise taxes on all of its income. Distributions to holders of shares would constitute ordinary income taxable to such holders to the extent of CIFC LLC's earnings and profits, and these distributions would not be deductible by CIFC LLC. Taxation of CIFC LLC as a corporation could result in a material reduction in cash flow and after-tax return for holders of shares and thus could result in a substantial reduction in the value of those shares.
We may not realize the anticipated benefits of the Reorganization Transaction because, among other reasons, our structure is subject to potential changes in law and differing interpretations, which may apply possibly on a retroactive basis.
        Many factors could affect some or all of the anticipated benefits of the Reorganization Transaction. The U.S. federal income tax treatment of holders of shares of CIFC LLC depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. You also should be aware that the U.S. federal income tax rules are constantly under review by the IRS, resulting in revised interpretations of established concepts. The IRS pays close attention to the proper application of tax laws to partnerships and investments in non-U.S. entities. The present U.S. federal income tax treatment of an investment in shares of CIFC LLC may be modified by administrative, legislative or judicial interpretation at any time, and any such action may affect investments and commitments previously made. We and holders of shares of CIFC LLC could be adversely affected by any such change, or by new tax law, regulation or interpretation.
        Our organizational documents and agreements permit our board of directors to modify our limited liability company agreement from time to time, without the consent of the holders of shares of CIFC LLC, in order to address certain changes in U.S. federal income tax regulations, legislation or interpretation. In some circumstances, such revisions could have an adverse impact on some or all of the holders of shares.
Complying with certain tax-related requirements may cause us to invest through foreign or domestic corporations subject to corporate income tax or to forego otherwise attractive business or investment opportunities.
        For CIFC LLC to be treated as a partnership for U.S. federal income tax purposes, and not as an association or publicly traded partnership taxable as a corporation, it must satisfy the Qualifying Income Exception discussed above on a continuing basis and we must not be required to register as an investment company under the 1940 Act. To comply with these requirements, CIFC LLC (or its subsidiaries) may be required to invest through non-U.S. or domestic corporations subject to corporate income tax, or forego attractive business or investment opportunities. Thus, compliance with these requirements may adversely affect CIFC LLC's ability to maximize revenue or net income.
Shareholders will be subject to U.S. federal income tax on their share of CIFC LLC's taxable income, regardless of whether or when they receive any cash distributions from CIFC LLC.
        CIFC LLC intends to be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Provided that the Qualifying Income Exception is met, shareholders will be required to take into account their allocable share of CIFC LLC's items of income, gain, loss and deduction. Distributions to shareholders generally will be taxable for U.S. federal income tax purposes only to the extent the amount distributed exceeds their tax basis in the shares. This treatment contrasts with the treatment of a shareholder in a corporation. For example, a shareholder in a corporation who receives a distribution of earnings from the corporation generally will report the distribution as dividend income for U.S. federal income tax purposes. In contrast, a holder of shares of CIFC LLC who receives a distribution of earnings from CIFC LLC will not report the distribution as dividend income (and will treat the distribution as taxable only to the extent the amount distributed exceeds the holder's tax basis in the shares), but will instead report the holder's allocable share of items of CIFC LLC's income for U.S. federal income tax purposes. As a result, shareholders may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on their allocable share of CIFC LLC's items of income, gain, loss, deduction and credit (including CIFC LLC's allocable share of those items of any entity in which CIFC LLC invests that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of CIFC LLC's taxable years ending with or within their taxable years, regardless of whether or when they receive cash distributions.
        In addition, certain of our investments, including investments in non-U.S. CLO issuers and debt securities, may produce taxable income without corresponding distributions of cash to us or produce taxable income prior to or following the receipt of cash relating to such income. Shareholders will be required to take such income into account in determining your taxable income, and they may not receive cash distributions equal to their tax liability attributable to their allocation of CIFC LLC's taxable income.
Tax-exempt holders of shares of CIFC LLC may recognize "unrelated business taxable income" as a result of holding shares of CIFC LLC.
        An organization that is otherwise exempt from U.S. federal income tax is nonetheless subject to U.S. federal income taxation with respect to its "unrelated business taxable income," or "UBTI". To the extent we incur debt (including intercompany debt) that is allocated to the acquisition of certain equity and debt securities we intend to hold (either directly or indirectly through subsidiaries that are treated as partnerships or disregarded for U.S. federal income tax purposes), a proportionate share of your income from CIFC LLC with respect to such securities will be treated as UBTI. For certain types of tax-exempt entities, the receipt of any UBTI would have adverse consequences. Tax-exempt holders of CIFC Corp.'s common stock are strongly urged to consult their tax advisors regarding the tax consequences of owning common shares of CIFC LLC.
There can be no assurance that the IRS will not assert successfully that some portion of CIFC LLC's income is properly treated as effectively connected income with respect to non-U.S. holders.
        While it is expected that CIFC LLC's method of operation will not result in the generation of significant amounts of income treated as effectively connected with the conduct of a U.S. trade or business with respect to non-U.S. holders of our shares, there can be no assurance that the IRS will not assert successfully that some portion of CIFC LLC's income is properly treated as effectively connected income with respect to such non-U.S. holders. To the extent CIFC LLC's income is treated as effectively connected income, non-U.S. holders generally would be required to (i) file a U.S. federal income tax return reporting their allocable shares of CIFC LLC's taxable income or loss effectively connected with such trade or business and (ii) pay U.S. federal income tax at regular U.S. tax rates on any such taxable income. Non-U.S. holders that are corporations also would be required to pay a U.S. federal branch profits tax at a 30% rate (or lower rate provided by applicable treaty).
Dividends paid by, or certain income inclusions derived with respect to, CIFC LLC's potential future ownership of non-U.S. entities that are treated as corporations for U.S. federal income tax purposes may not qualify for the reduced tax rates generally applicable to corporate dividends paid to taxpayers taxed at individual rates.
        The maximum U.S. federal income tax rate on certain corporate dividends payable to non-corporate taxpayers currently is 20% (in addition to the 3.8% tax on "net investment income" as described below). Dividends payable by, or certain income inclusions derived with respect to the ownership of, passive foreign investment companies, or PFICs, certain controlled foreign corporations, or CFCs, however, generally are not eligible for the reduced rates. We may treat certain future non-U.S. CLO issuers taxed as corporations for U.S. federal income tax purposes as the type of CFCs whose income inclusions would not be eligible for such reduced rates on dividend income. The more favorable U.S. federal income tax rates applicable to regular corporate dividends could cause non-corporate U.S. investors to perceive investments in PFICs or CFCs to be relatively less attractive than holdings in the stocks of non-CFC and non-PFIC corporations that pay dividends, which could then adversely affect the value of our shares.
The IRS may challenge certain income tax accounting positions
Because we cannot match transferors and transferees of common shares, we intend to apply certain assumptions and conventions and other accounting positions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to you in a manner that reflects your distributive share of CIFC LLC. However, these assumptions, conventions, and accounting positions may not be in compliance with all aspects of applicable Treasury regulations. It is possible that the IRS will assert successfully that the conventions and assumptions we use do not satisfy the technical requirements of the Code or Treasury Regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects holders of shares of CIFC LLC.
We may not be able to furnish to each holder of shares specific tax information within 90 days after the close of each calendar year, which means that holders who are U.S. taxpayers should anticipate the need to file annually a request for an extension of the due date of their income tax return. In addition, it is possible that holders may be required to file amended income tax returns.
        As a publicly traded partnership, our operating results, including distributions of income, dividends, gains, losses or deductions and adjustments to carrying basis, will be reported on Schedule K-1 and distributed to each holder annually. Although we currently intend to distribute Schedule K-1s on or around 90 days after the end of our fiscal year, it may require longer than 90 days after the end of our fiscal year to obtain the requisite information from all lower-tier entities so that K-1s may be prepared for us. For this reason, holders of shares of CIFC LLC who are U.S. taxpayers should anticipate that they may need to file annually with the

IRS (and certain states) a request for an extension past April 15 or the otherwise applicable due date of their income tax return for the taxable year.
        In addition, it is possible that a holder of shares will be required to file amended income tax returns as a result of adjustments to items on the corresponding income tax returns of CIFC LLC. Any obligation for a holder to file amended income tax returns for that or any other reason, including any costs incurred in the preparation or filing of such returns, is the responsibility of each holder.
CIFC LLC may be liable for adjustments to its tax returns as a result of recently enacted legislation.
        Legislation was recently enacted that significantly changes the rules for U.S. federal income tax audits of partnerships. Such audits will continue to be conducted at the partnership level, but with respect to tax returns for taxable years beginning after December 31, 2017, and, unless a partnership qualifies for and affirmatively elects an alternative procedure, any adjustments to the amount of tax due (including interest and penalties) will be payable by the partnership. Under the elective alternative procedure, a partnership would issue information returns to persons who were partners in the audited year, who would then be required to take the adjustments into account in calculating their own tax liability, and the partnership would not be liable for the adjustments. There can be no assurance that CIFC LLC will be eligible to make such an election or that it will, in fact, make such an election for any given adjustment. If CIFC LLC does not or is not able to make such an election, then (1) the then-current shareholders of CIFC LLC, in the aggregate, could indirectly bear income tax liabilities in excess of the aggregate amount of taxes that would have been due had CIFC LLC elected the alternative procedure, and (2) a given shareholder may indirectly bear taxes attributable to income allocable to other shareholders or former shareholders, including taxes (as well as interest and penalties) with respect to periods prior to such shareholder's ownership of shares of CIFC LLC. Amounts available for distribution to the shareholders of CIFC LLC may be reduced as a result of CIFC LLC's obligations to pay any taxes associated with an adjustment. Many issues and the overall effect of this new legislation on CIFC LLC are uncertain, and shareholders should consult their own tax advisors regarding all aspects of this legislation as it affects their particular circumstances.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our headquarters are located in New York, New York. We lease office space at 250 Park Avenue, 4th Floor, New York, New York 10177. We do not own any real property.

Item 3.    Legal Proceedings

In the ordinary course of business, the Company may be subject to legal and regulatory proceedings and examinations that are generally incidental to the Company's ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings or examinations, the Company does not believe their disposition will have a material adverse effect on the Company's Consolidated Financial Statements.

Item 4.    Mine Safety Disclosures
None.

PART II. Other Information

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common shares of CIFC LLC are traded on NASDAQ under the symbol "CIFC." Prior to the Reorganization Transaction, CIFC Corp. common stock was traded on NASDAQ under the symbol "CIFC." As of February 29, 2016, we had approximately 725 holders of record. This does not include shareholders that hold shares in “street name” through banks or broker-dealers.
The high and low sales prices per common share are set forth below for the periods indicated:

	2015		2014
	High	Low	High	Low
4th Quarter	$7.36	$5.41	$10.09	$7.66
3rd Quarter	$8.55	$6.48	$10.16	$8.14
2nd Quarter	$8.35	$7.00	$9.97	$7.30
1st Quarter	$9.90	$7.28	$8.79	$7.43
Dividends
Distributions per common share (declared):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015	$0.10	$0.10	$0.10	$0.10
2014	$0.10	$0.10	$0.10	$0.10
For each of the years ended December 31, 2015 and 2014, total aggregated annual distributions declared were $0.40 per common share. Subsequent to year end, the Company's board of directors ("Board") declared an aggregate cash distribution of $0.34 per share; composed of a quarterly cash distribution of $0.10 per share and a special distribution of $0.24 per share in order to defray a portion of the U.S. Federal income tax liability of shareholders arising from the Reorganization Transaction. The distribution will be paid on April 15, 2016 to shareholders of record as of the close of business on April 1, 2016.
The payment of distributions is at the discretion of our Board after taking into account various factors, including our financial condition, earnings, cash flows, capital requirements, previous and anticipated amounts of distribution payments and share repurchases, level of indebtedness, statutory and contractual restrictions applicable to the payment of distributions, general economic, market and industry conditions, and other considerations that our Board deem relevant from time to time. The indentures governing our Junior Subordinated Notes and our Senior Notes contain, and any financing arrangement that we enter into in the future may contain, restrictive covenants that limit our ability to pay distributions ("Item 8—Financial Statements and Supplementary Data"—Note 11).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The number and average prices of shares repurchased in the fourth quarter of the year ended December 31, 2015 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1 - October 31, 2015	25,515	7.11	25,515	$4,940,477
November 1 - November 30, 2015	29,823	6.84	29,823	$4,736,488
December 1 - December 31, 2015	78,097	6.61	78,097	$4,220,267
Total	133,435	$6.76	133,435

Explanatory Note:
_________________________________

(1)
On March 29, 2012, we announced that our Board approved a $10.0 million share repurchase program. Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory considerations. The share repurchase program does not have an expiration date.

The indentures governing our Junior Subordinated Notes and Senior Notes contain limits on share repurchases, subject to a number of exceptions and conditions. The share repurchases allowed under the share repurchase program are within these limits.

Equity Compensation Plan Information
The following table sets forth certain information, as of December 31, 2015, regarding our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,318,823	(1)	$6.69	(2)	296,540	(3)
Equity compensation plans not approved by security holders	—		n/a		n/a
Total (2)	5,318,823	(1)			296,540	(3)

Explanatory Notes:
_________________________________
(1)     This amount consists of options to purchase 3,285,313 common shares of CIFC LLC and restricted stock unit awards covering 2,033,510 common shares of CIFC LLC.  These awards were originally issued by CIFC Corp. under the Stock Incentive Plan, but were converted into awards covering the common shares of CIFC LLC in connection with the Reorganization Transaction.
(2)    This amount relates only to the options to purchase common shares of CIFC LLC.
(3)    This amount represents the number of common shares of CIFC LLC remaining available for issuance pursuant to awards under the Stock Incentive Plan, which was originally adopted by CIFC Corp. and was assumed, amended and renamed by CIFC LLC in connection with the Reorganization Transaction.  Equity-based awards under the Stock Incentive Plan may be in the form of options, share appreciation rights, restricted shares, unrestricted shares, restricted share units, performance share awards and dividend equivalent rights.

Item 6.    Selected Financial Data
As a smaller reporting company, we are not required to provide the information required by Item 6.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Special Note Regarding Forward-Looking Statements and Part I—Item 1A—"Risk Factors." You should read the following discussion together with our consolidated financial statements and notes thereto included in Part II—Item 8— "Financial Statements and Supplementary Data."

Overview

On December 31, 2015, CIFC Corp. entered into a series of transactions (the "Reorganization Transaction") to become a subsidiary of CIFC LLC, a publicly traded limited liability company. CIFC LLC (together with its subsidiaries, "CIFC," “we” or "us") is a Delaware limited liability company headquartered in New York City. We are a private debt manager specializing in secured U.S. corporate loan strategies. Our primary business is to provide investment management services for institutional investors, including pension funds, hedge funds, asset management firms, banks, insurance companies and other types of investors around the world.
Fee Earning Assets Under Management (“Fee Earning AUM” or “AUM”) refers to principal balance, net asset value or value of assets managed by us on which we earn management and/or incentive fees. Our AUM is primarily comprised of Collateralized Loan Obligations ("CLOs"). In addition, we manage credit funds and other loan-based products (together, "Non-CLO products" and together with CLOs, "Funds"). We manage these credit products through opportunistic investment strategies where we seek to generate current income and/or capital appreciation, primarily through senior secured corporate loan investments (“SSCLs”) and, to a lesser extent, other investments. We also manage Collateralized Debt Obligations (“CDOs”), which we do not expect to issue in the future.

We have three primary sources of revenue: management fees, incentive fees and investment income. Management fees are generally based on a percentage of AUM of the Funds. Incentive fees are earned based on the performance of the Funds. Investment income represents interest income and realized/unrealized gains and losses on investments in the products sponsored by us and third parties.

As of December 31, 2015, DFR Holdings LLC ("DFR Holdings") owned approximately 74% of the Company's outstanding shares (approximately 70% on a fully diluted basis).

Recent Developments

Reorganization Transaction

On December 31, 2015, CIFC completed a series of transactions to change our top-level form of organization from a corporation to a limited liability company that is taxed as a partnership rather than a corporation for U.S. Federal income tax purposes and allows us to minimize entity-level taxation on investment income. These tax efficiencies may enable us to increase distributions to shareholders and/or investment in our business. As part of the Reorganization Transaction, CIFC Corp. distributed ownership of certain of its subsidiary entities holding certain investment assets to CIFC LLC and retained non-voting Series A Preferred Units ("Preferred Units") issued by certain wholly-owned subsidiaries of CIFC LLC (see Related Party Transactions below).

Each share of common stock of CIFC Corp. outstanding immediately prior to the Reorganization Transaction was converted into the right to receive one common share representing a limited liability company interest in CIFC LLC. Further, CIFC LLC assumed all obligations under the CIFC Corp. 2011 Stock Option and Incentive Plan (the "Stock Incentive Plan"). All the terms and conditions that were in effect immediately prior to the Reorganization Transaction under each outstanding equity award assumed by CIFC LLC will continue in full force and effect after the Reorganization Transaction, except that the interests issuable under each such award will be common shares of CIFC LLC instead of common stock of CIFC Corp.
CIFC Corp. remains the issuer and primary obligor of our Junior Subordinated Notes and the Senior Notes (see below). Further, CIFC LLC and certain other subsidiaries of CIFC LLC have provided full and unconditional guarantees of the obligations of CIFC Corp. under the Junior Subordinated Notes and the Senior Notes.

Executive Overview

The past year proved to be the most challenging for the leveraged credit market since the end of the financial crisis. Commodity prices came under pressure over the summer and risk assets sold off starting in August. The U.S. High Yield Market was down 5% and the U.S. Corporate Loan market recorded its first negative total return since 2008.

Our balance sheet investments in CIFC-managed funds outperformed their respective benchmarks. Both the Senior Secured Corporate Loan Fund and the Tactical Income Fund produced positive returns vis-à-vis losses in both the CS Loan Index and the LSTA Loan Index. The pronounced weakness in the CLO market led to a decline in mark-to-market valuation of our balance sheet CLO investments. Consequently, net investment income dropped to $1.9 million compared with $14.1 million in 2014. Excluding investment income, we increased ENI EBITDA by $7.2 million or 26% year-over-year.

In 2015, we were successful in sponsoring 5 new CLOs for a combined AUM of $2.6 billion. Strong equity sponsorship allowed us to issue all 5 transactions on a non-risk retention compliant basis. We are well capitalized to issue risk retention compliant CLOs. We successfully completed a 10-year $40 million senior unsecured bond offering in the fourth quarter to further bolster our capacity to invest in risk retention compliant CLOs. We have $210.4 million of cash and investments on our balance sheet, most of which will be available for risk retention compliance over the next 3 years.

Our total return corporate credit loan business has outperformed the various leveraged loan indices (S&P LSTA, CS LL & JPM LL) since inception, for three consecutive years. We successfully launched three new funds; including our first white-labeled loan funds in Korea and Switzerland. The AUM of our credit fund platform now exceeds $1.0 billion. Our loan portfolios continue to perform well and defaults continue to be substantially lower compared to the loan indices. We have maintained our rigorous underwriting process and actively managed risk across well-diversified portfolios. We first started to cut our energy exposure in late August and early September of 2014 and continue to be defensively positioned. We remain underweight the sector with current exposure below 3%.

CLO issuance has been slow during the course of the first two months of 2016. Forecasts from various banks expect market conditions to improve in the second half of the year. We are well positioned to access the market once conditions become more compelling. Loan prepayment rates have slowed significantly. We expect loan prepayment rates to remain lower until CLO new issuance volumes return, increasing the duration of our existing CLO AUM. We are taking advantage of lower loan prices to build par in our 2.0 CLOs. We expect the current investment opportunity to drive improved returns and with that, potentially higher incentive fees on our existing CLOs in the future.

Fee Earning AUM

Fee Earning AUM or AUM refers to the assets managed by the Company on which we receive management fees and/or incentive fees. Generally, with respect to CLOs, management fees are paid to the Company based on the aggregate collateral balance at par plus principal cash, and with respect to Non-CLO funds, the value of the assets in such funds. The following table summarizes Fee Earning AUM:

	December 31, 2015		December 31, 2014
(in thousands, except # of Accounts) (1)(2)	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM
Post 2011 CLOs	18	$9,860,519	13	$7,402,986
Legacy CLOs (3)	10	2,559,066	19	4,960,877
Total CLOs	28	12,419,585	32	12,363,863
Credit Funds (4)	12	1,062,712	8	593,456
Other Loan-Based Products (4)	2	573,190	2	719,170
Total Non-CLOs (4)	14	1,635,902	10	1,312,626
Total Loan-Based AUM	42	14,055,487	42	13,676,489
ABS and Corporate Bond CDOs	8	592,798	8	687,555
Total Fee Earning AUM	50	$14,648,285	50	$14,364,044

Explanatory Notes:
_________________________________

(1)	Fee Earning AUM attributable to ABS and Corporate Bond CDO products is expected to continue to decline as these funds run-off per their contractual terms.

(2)
Fee Earning AUM is based on the latest available monthly report issued by the trustee or fund administrator prior to the end of the period, and may not tie back to the Consolidated GAAP financial statements.

(3)	Legacy CLOs represent all managed CLOs issued prior to 2011, including CLOs acquired since 2011 but issued prior to 2011.

(4)	Management fees for Non-CLO products vary by fund and may not be similar to a CLO.

Fee Earning AUM activities are as follows:

	For the Years Ended December 31,
	2015	2014
	(In thousands)
Total loan-based AUM - Beginning Balance	$13,676,489	$12,045,859
CLO New Issuances	2,599,709	3,249,990
CLO Paydowns	(2,521,645)	(1,847,855)
Net Subscriptions to Credit Funds	450,070	206,918
Net Redemptions from Other Loan-Based Products	(145,980)	(26,625)
Other (1)	(3,156)	48,202
Total loan-based AUM - Ending Balance	14,055,487	13,676,489
Total CDOs - Ending Balance	592,798	687,555
Total Fee Earning AUM - Ending Balance	$14,648,285	$14,364,044

Explanatory Note:
_________________________________
(1)     Includes changes in collateral balances of CLOs between periods and market value or portfolio value changes in certain Non-CLO products.

During the year ended December 31, 2015, we sponsored the issuance of five new CLOs, launched four new funds and increased subscriptions to existing funds for an aggregate of $3.0 billion of new Fee Earning AUM. All CDOs and certain CLOs we manage have passed their reinvestment periods (see table below). Therefore, proceeds from paydowns are required to repay the CLO's or CDO's liabilities. As expected, AUM on these CLOs and CDOs continued to decline during the year ended December 31, 2015. In addition, 9 CLOs were called during 2015, which generated additional incentive fees. This, along with redemptions from other loan-based products, reduced AUM by $2.7 billion, resulting in an overall net increase in AUM of $0.3 billion.

Loan-based AUM

Since 2012, CIFC has raised $11.4 billion of new AUM through organic growth, which has more than offset the run-off from Legacy CLOs (including acquired CLOs). Our Legacy CLO AUM of $2.6 billion is less than a fifth of our total CLO AUM of $12.4 billion and we anticipate it will run off over the next three years.

The structure of the CLOs we manage affects the management fees paid to us. The following table summarizes select details of the structure of each of the CLOs we manage:

	Issuance Date	December 31, 2015 Fee Earning AUM	First Optional Call Date (1)	Termination of Reinvestment Period (2)	Maturity Year (3)
	Month/Year	(In thousands)	Month/Year
Post 2011 CLOs
CIFC Funding 2011-I, Ltd.	01/12	$260,369	01/14	01/15	2023
CIFC Funding 2012-I, Ltd.	07/12	453,419	08/14	08/16	2024
CIFC Funding 2012-II, Ltd.	11/12	733,102	12/14	12/16	2024
CIFC Funding 2012-III, Ltd.	01/13	504,219	01/15	01/17	2025
CIFC Funding 2013-I, Ltd.	03/13	504,428	04/15	04/17	2025
CIFC Funding 2013-II, Ltd.	06/13	625,620	07/15	07/17	2025
CIFC Funding 2013-III, Ltd.	09/13	401,404	10/15	10/17	2025
CIFC Funding 2013-IV, Ltd.	11/13	505,347	11/15	11/17	2024
CIFC Funding 2014, Ltd.	03/14	603,143	04/16	04/18	2025
CIFC Funding 2014-II, Ltd.	05/14	806,718	05/16	05/18	2026
CIFC Funding 2014-III, Ltd.	07/14	703,249	07/16	07/18	2026
CIFC Funding 2014-IV, Ltd.	09/14	602,337	10/16	10/18	2026
CIFC Funding 2014-V, Ltd.	12/14	553,542	10/16	01/19	2027
CIFC Funding 2015-I, Ltd.	03/15	601,110	09/16	04/19	2027
CIFC Funding 2015-II, Ltd.	05/15	500,808	10/16	04/19	2027
CIFC Funding 2015-III, Ltd.	07/15	501,229	10/17	10/19	2027
CIFC Funding 2015-IV, Ltd.	09/15	501,172	10/18	10/20	2027
CIFC Funding 2015-V, Ltd.	11/15	499,303	04/18	04/20	2027
Total Post 2011 CLOs		9,860,519
Legacy CLOs
Bridgeport CLO Ltd.	06/06	254,273	10/09	07/13	2020
Burr Ridge CLO Plus Ltd.	12/06	177,195	06/12	03/13	2023
CIFC Funding 2006-II, Ltd.	12/06	172,383	03/11	03/13	2021
CIFC Funding 2007-I, Ltd.	02/07	189,315	05/11	11/13	2021
CIFC Funding 2007-II, Ltd.	03/07	335,308	04/11	04/14	2021
Schiller Park CLO Ltd.	05/07	261,432	07/11	04/13	2021
Bridgeport CLO II Ltd.	06/07	360,660	12/10	09/14	2021
CIFC Funding 2007-III, Ltd.	07/07	270,228	07/10	07/14	2021
Primus CLO II, Ltd.	07/07	232,930	10/11	07/14	2021
Columbus Nova 2007-II, Ltd.	11/07	305,342	10/10	10/14	2021
Total Legacy CLOs		2,559,066
Total CLOs		$12,419,585
Explanatory Notes:
_________________________________

(1)
CLOs are generally callable by equity holders (or the subordinated note holders of the CLO) once per quarter beginning on the "first optional call date" and subject to satisfaction of certain conditions.

(2)
Termination of reinvestment period refers to the date after which we can no longer use certain principal collections to purchase additional collateral, and such collections are instead used to repay the outstanding amounts of certain debt securities issued by the CLO.

(3)	Represents the contractual maturity of the CLO. Generally, the actual maturity of the deal is expected to occur before the contractual maturity.

Results of Consolidated Operations

The Consolidated Financial Statements include the financial statements of our wholly-owned subsidiaries, the entities in which we have a controlling interest ("Consolidated Funds") and variable interest entities ("VIEs" or "Consolidated VIEs") for which we are deemed to be the primary beneficiary (together with the Consolidated Funds, the "Consolidated Entities"). Consolidated VIEs includes certain CLOs and warehouses we manage.

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update "ASU" 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"). The amendments changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. We elected to early adopt this guidance on a modified retroactive basis (as of January 1, 2015) ("Item 8— Financial Statements and Supplementary Data"—Note 3). The adoption of ASU 2015-02 resulted in the deconsolidation of 30 CLOs and the Senior Secured Corporate Loan Fund on a modified retrospective basis on January 1, 2015. As of December 31, 2015 the Company consolidated 2 CLOs and 2 credit funds. Year over year, our Consolidated Statements of Operations will not be comparative for certain individual line items.

The following table presents our comparative Consolidated Statements of Operations for the years ended December 31, 2015 and 2014:

	CIFC LLC				CIFC Corp.
	For the Year Ended December 31,		2015 vs. 2014		For the Year Ended December 31,		2015 vs. 2014
	2015	2014	Change	%	2015	2014	Change	%
	(In thousands, except share and per share amounts)
Revenues
Management and incentive fees	$92,079	$4,868	$87,211	n/m	$92,079	$4,868	$87,211	n/m
Interest income from investments	5,333	790	4,543	n/m	5,333	790	4,543	n/m
Interest income - Consolidated Entities	25,106	517,252	(492,146)	n/m	25,106	517,252	(492,146)	n/m
Total net revenues	122,518	522,910	(400,392)	n/m	122,518	522,910	(400,392)	n/m
Expenses
Employee compensation and benefits	32,027	28,805	3,222	11%	32,027	28,805	3,222	11%
Share-based compensation	5,550	2,692	2,858	106%	5,550	2,692	2,858	106%
Professional services	9,935	7,259	2,676	37%	9,885	7,259	2,626	36%
General and administrative expenses	9,922	10,686	(764)	(7)%	9,922	10,686	(764)	(7)%
Depreciation and amortization	7,777	11,421	(3,644)	(32)%	7,777	11,421	(3,644)	(32)%
Impairment of intangible assets	1,828	—	1,828	100%	1,828	—	1,828	100%
Corporate interest expense	3,808	4,236	(428)	(10)%	3,808	4,236	(428)	(10)%
Expenses - Consolidated Entities	10,774	40,074	(29,300)	n/m	10,774	40,074	(29,300)	n/m
Interest expense - Consolidated Entities	9,904	171,931	(162,027)	n/m	9,904	171,931	(162,027)	n/m
Total expenses	91,525	277,104	(185,579)	(67)%	91,475	277,104	(185,629)	(67)%
Other Gain (Loss)
Net gain (loss) on investments	(4,181)	2,474	(6,655)	n/m	(4,181)	2,474	(6,655)	n/m
Net gain (loss) on contingent liabilities	(2,210)	(2,932)	722	(25)%	(2,210)	(2,932)	722	(25)%
Net gain (loss) on investments - Consolidated Entities	(26,114)	(228,777)	202,663	n/m	(26,114)	(228,777)	202,663	n/m
Net gain (loss) on liabilities - Consolidated Entities	24,746	(8,996)	33,742	n/m	24,746	(8,996)	33,742	n/m
Net gain (loss) on other investments and derivatives - Consolidated Entities	2,970	2,031	939	n/m	2,970	2,031	939	n/m
Net gain on the sale of management contract	—	229	(229)	(100)%	—	229	(229)	(100)%
Net other gain (loss)	(4,789)	(235,971)	231,182	n/m	(4,789)	(235,971)	231,182	n/m
Income (loss) before income taxes	26,204	9,835	16,369	n/m	26,254	9,835	16,419	n/m
Income tax (expense) benefit	(25,239)	(22,158)	(3,081)	14%	(25,239)	(22,158)	(3,081)	14%
Net income (loss)	965	(12,323)	13,288	n/m	1,015	(12,323)	13,338	n/m
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	(631)	20,704	(21,335)	n/m	(631)	20,704	(21,335)	n/m
Net income (loss) attributable to the Company	$334	$8,381	$(8,047)	n/m	$384	$8,381	$(7,997)	n/m
Earnings (loss) per share:
Basic	$0.01	$0.37	$(0.36)	(97)%	$0.02	$0.37	$(0.35)	(95)%
Diluted	$0.01	$0.35	$(0.34)	(97)%	$0.01	$0.35	$(0.34)	(97)%
Weighted-average number of shares outstanding:
Basic	25,314,696	22,908,846	2,405,850	11%	25,314,696	22,908,846	2,405,850	11%
Diluted	26,414,268	24,167,641	2,246,627	9%	26,414,268	24,167,641	2,246,627	9%

Total Net Revenues—GAAP net revenues include management and incentive fees from unconsolidated CLOs, CDOs and Non-CLO products and net investment income from investments in unconsolidated entities. Year-over-year total net revenues decreased significantly due to the deconsolidation of 30 CLOs and the Senior Secured Corporate Loan Fund as of January 1, 2015. Prior to the adoption of ASU 2015-02, revenues from these assets were eliminated in consolidation.

Total Expenses
Employee compensation and benefits—The increase primarily relates to contractual fee sharing arrangements which required the Company to pay certain former employees incentive fees collected on CLOs acquired from Columbus Nova Credit Investments Management, LLC ("CNCIM"). During 2015, we received higher incentive fees on such CLOs. The increase was partially offset by a reduction in incentive-based compensation compared to the prior year.

Share based compensation—During 2015, we expensed a full year of amortization on 1.3 million of RSUs and 0.4 million of stock options granted during 2014. In addition, in 2015, we recognized additional expenses from the acceleration of vesting terms on certain restricted stock unit awards granted to the Company's Co-Presidents ("Item 8—Financial Statements and Supplementary Data"—Note 12).

Professional fees—Year over year, professional fees increased primarily in relation to expenses incurred for the Reorganization Transaction and to support the growth and diversification of the business.

General and administrative expenses—In 2014, we recorded a $0.6 million expense for the settlement of litigation with a former employee.

Depreciation and amortization—In 2015, we had lower amortization expense for intangible assets since these management contracts were either impaired or written off in the prior year.

Impairments of intangible assets—During the year ended December 31, 2015, we received notice from holders of certain CLOs exercising their right to call those CLOs for redemption. As a result of these calls, we recorded impairment charges of $1.8 million to fully impair intangible assets associated with these management contracts.

Consolidated Entities - Expenses and Interest Expenses—Year-over-year total expenses from the Consolidated Entities decreased significantly primarily due to the deconsolidation of 30 CLOs and the Senior Secured Corporate Loan Fund as of January 1, 2015. As of December 31, 2015 the Company consolidated 2 CLOs and 2 credit funds and as of December 31, 2014, we consolidated 31 CLOs, 1 warehouse, and 2 credit funds. Prior to the adoption of ASU 2015-02, expenses from these entities were eliminated in consolidation.

Net other income (expense) and gain (loss)—Subsequent to the adoption of ASU 2015-02, we deconsolidated 30 CLOs and the Senior Secured Corporate Loan Fund on a modified retrospective basis on January 1, 2015. As such, the balances are not comparable year over year.

Net gain (loss) on investment—Net gain (loss) on investment includes the unrealized appreciation or depreciation and realized gains and losses on the investments in CLOs, warehouses and credit funds which we are not required to consolidate. In general, the decrease primarily related to an increase in unrealized losses as a result of significant declines in the market value of loans and CLO securities compared to the prior year. See Non-GAAP Measures section for further discussion.

Net (income) loss attributable to noncontrolling interests in Consolidated Entities—Subsequent to the adoption of ASU 2015-02, we deconsolidated 30 CLOs and the Senior Secured Corporate Loan Fund on a modified retrospective basis on January 1, 2015. As such, the balances are not comparable year over year. As of December 31, 2015, we consolidated 2 CLOs and 2 credit funds, and as of December 31, 2014, we consolidated 31 CLOs, 1 warehouse, and 2 credit funds.

Income tax expense/benefit—CIFC’s Provision for Taxes for the years ended December 31, 2015 and 2014 was $25.2 million and $22.2 million, respectively. This resulted in an effective tax rate of 96.3% and 225.3%, respectively, based on our Income (loss) before income taxes of $26.2 million and $9.8 million, respectively.
The primary factor that contributed to the fluctuation in the effective tax rate is that pre-tax book income (loss) includes $0.6 million for 2015 and $(20.7) million for 2014 of income/(loss) from consolidated VIEs and VOEs. Income/(loss) from consolidated VIEs and VOEs is included in the pre-tax income/(loss) but is not included in the calculation of taxable income. The effective tax rate in 2015 and 2014 was impacted by the write-down of deferred tax assets of $6.3 million and $6.4 million, respectively, resulting from tax law changes enacted by New York City in 2015 and New York State in 2014. These tax law changes were effective for tax years beginning on or after January 1, 2015. The 2015 effective tax rate was further impacted by the reversal of the deferred tax assets in connection with the Reorganization Transaction (see "Item 8—Financial Statements and Supplementary Data"—Note 15).
We expect a reduction in our effective tax rate going forward as the result of the Reorganization Transaction. Inclusion of consolidated VIEs and VOEs in the pretax income/(loss) is expected to continue to impact the effective tax rate for future years.

ENI and Deconsolidated Non-GAAP Statements (Non-GAAP Measures)

ENI and ENI EBITDA

ENI is a non-GAAP financial measure of profitability which management uses in addition to GAAP Net income (loss) attributable to CIFC LLC to measure the performance of our core business (excluding non-core products). We believe ENI reflects the nature and substance of the business, the economic results driven by management and incentive fee revenues from the management of client funds and earnings on our investments. ENI represents GAAP Net income (loss) attributable to CIFC LLC excluding (i) income taxes, (ii) merger and acquisition related items including fee-sharing arrangements, amortization and impairments of intangible assets and gain (loss) on contingent consideration for earn-outs, (iii) non-cash compensation related to profits interests granted by CIFC Parent Holdings LLC ("CIFC Parent") in June 2011, (iv) revenues attributable to non-core investment products, (v) advances for fund organizational expenses, and (vi) certain other items as detailed.

ENI EBITDA is also a non-GAAP financial measure that management considers, in addition to GAAP Net income (loss) attributable to CIFC LLC, to evaluate our core performance. ENI EBITDA represents ENI before corporate interest expense and depreciation of fixed assets, a non-cash item.

ENI and ENI EBITDA may not be comparable to similar measures presented by other companies, as they are non-GAAP financial measures that are not based on a comprehensive set of accounting rules or principles and therefore may be defined differently by other companies. In addition, ENI and ENI EBITDA should be considered an addition to, not as a substitute for, or superior to, financial measures determined in accordance with GAAP.

The following table presents our components of ENI for the years ended December 31, 2015 and 2014 (1):

	For the Years Ended December 31,		2015 vs. 2014
	2015	2014	Change	% Change
	(in thousands, except per share amounts)
Adjusted revenues
Senior Fees from CLOs	$24,224	$21,709	$2,515	12%
Subordinated Fees from CLOs	34,359	32,900	1,459	4%
Management Fees from Non-CLO products	3,933	2,705	1,228	45%
Total management Fees	62,516	57,314	5,202	9%
Incentive Fees	22,073	17,358	4,715	27%
Net investment income (2)	1,866	14,139	(12,273)	(87)%
Total adjusted net revenues	86,455	88,811	(2,356)	(3)%

Adjusted expenses
Employee compensation and benefits	26,902	27,308	(406)	(1)%
Share-based compensation	5,348	2,579	2,769	107%
Professional services	7,846	7,259	587	8%
General and administrative expenses	9,807	10,062	(255)	(3)%
Depreciation and amortization	1,387	1,272	115	9%
Corporate interest expense	3,808	4,236	(428)	(10)%
Total adjusted expenses	55,098	52,716	2,382	5%

ENI	$31,357	$36,095	$(4,738)	(13)%
Add: Corporate interest expense	3,808	4,236	(428)	(10)%
Add: Depreciation of fixed assets	1,387	1,272	115	9%
ENI EBITDA	$36,552	$41,603	$(5,051)	(12)%

ENI per share - basic (3)	$1.24	$1.58	$(0.34)	(22)%
ENI per share - diluted (3)	$1.19	$1.49	$(0.30)	(20)%

Explanatory Notes:
______________________________

(1)	Amounts in this table can be derived by taking the deconsolidated non-GAAP Statement of Operations and adjusting balances using the ENI reconciliation.
(2)Net investment income for the respective periods include:

	For the Years Ended December 31,		2015 vs. 2014
	2015	2014	Change	% Change
	(in thousands)
Interest income	$11,577	$11,501	$76	1%
Realized gains (losses)	7,489	6,305	1,184	19%
Unrealized gains (losses)	(17,200)	(3,667)	(13,533)	369%
Net investment income	$1,866	$14,139	$(12,273)	(87)%

(3)	GAAP weighted average shares outstanding was used as ENI weighted average shares outstanding.

For the years ended December 31, 2015 and 2014:

Adjusted net revenues—Year over year incentive fees increased by $4.7 million or 27% as a result of increases in CLOs called during 2015. Further, since its launch in the fourth quarter of 2014, we recognized incentive fees for the first time from the Warehouse Fund. Management fees increased by $5.2 million or 9% as a result of increased AUM of credit funds year over year, and a full year of fees from CLOs issued in 2014. Net investment income decreased by $12.3 million or 87% related to an increase of $13.5 million in unrealized losses, as a result of significant declines in the market value of loans and CLO securities compared to the prior year.

Adjusted expenses—Total adjusted expenses increased by $2.4 million or 5% primarily due to increases in adjusted Share based compensation and adjusted Professional fees. These increases were offset by decreases in adjusted Corporate interest expense and adjusted Employee compensation and benefits.

Adjusted share based compensation increased as we recognized (i) a full year of amortization on equity awards granted during 2014 and (ii) additional expenses from the acceleration of vesting terms on certain restricted stock unit awards granted to the Company's Co-Presidents ("Item 8—Financial Statements and Supplementary Data"—Note 12). Further, adjusted Professional fees increased to support the growth and diversification of the business. These increases were partially offset by the reduction of adjusted Corporate interest expense primarily related to the conversion of the Company's Convertible Notes in July 2014 and adjusted Employee compensation and benefits from a reduction in incentive-based compensation compared to the prior year.

The following is a reconciliation of GAAP Net income (loss) attributable to CIFC LLC to ENI:

	For the Year Ended December 31,
	2015	2014
	(in thousands)
GAAP Net income (loss) attributable to CIFC LLC	$334	$8,381
Reconciling and other items:
Income tax expense (benefit)	25,239	22,158
Amortization and impairment of intangibles	8,218	10,149
Management fee sharing arrangements (1)	(11,521)	(8,716)
Net (gain)/loss on contingent liabilities and other	2,210	2,932
Employee compensation costs (2)	5,327	1,610
Management fees attributable to non-core funds	(654)	(814)
Other (3)	2,204	395
Total reconciling items	31,023	27,714
ENI	$31,357	$36,095
Add: Corporate interest expense	3,808	4,236
Add: Depreciation of fixed assets	1,387	1,272
ENI EBITDA	$36,552	$41,603

Explanatory Notes:
______________________________

(1)
We share management fees on certain of the acquired CLOs we manage (shared with the party that sold the funds to CIFC, or an affiliate thereof). Management fees are presented on a gross basis for GAAP and on a net basis for ENI.

(2)
Employee compensation and benefits has been adjusted for non-cash compensation related to profits interests granted to CIFC employees by CIFC Parent and sharing of incentive fees with certain former employees established in connection with our acquisition of certain CLOs from CNCIM.

(3)	In 2015, Other predominately includes professional fees related to the Reorganization Transaction.

Deconsolidated Non-GAAP Statements
The Deconsolidated Non-GAAP Statements represent the Consolidated GAAP statements adjusted to eliminate the impact of the Consolidated Entities. On the Consolidated Statement of Operations, we have reclassified the sum of Net results of Consolidated Entities, Net (income) loss attributable to noncontrolling interests in Consolidated Entities and Net gain (loss) on investments to the Deconsolidated Non-GAAP line items that represent its characteristics: management fees and incentive fees, and interest income. On the Balance Sheets, we have excluded amounts related to all consolidated entities. Management uses these Non-GAAP statements in addition to Consolidated GAAP Statements to measure the performance of our core asset management business.

The following table presents the reconciliation from CIFC LLC GAAP to Deconsolidated Non-GAAP Statement of Operations for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015			2014
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Revenues
Management and incentive fees	$92,079	$4,685	$96,764	$4,868	$79,334	$84,202
Interest income/Net investment income	5,333	(3,467)	1,866	790	13,349	14,139
Interest income - Consolidated Entities	25,106	(25,106)	—	517,252	(517,252)	—
Total net revenues	122,518	(23,888)	98,630	522,910	(424,569)	98,341
Expenses
Employee compensation and benefits	32,027	—	32,027	28,805	—	28,805
Share-based compensation	5,550	—	5,550	2,692	—	2,692
Professional services	9,935	—	9,935	7,259	—	7,259
General and administrative expenses	9,922	—	9,922	10,686	—	10,686
Depreciation and amortization	7,777	—	7,777	11,421	—	11,421
Impairment of intangible assets	1,828	—	1,828	—	—	—
Corporate interest expense	3,808	—	3,808	4,236	—	4,236
Expenses - Consolidated Entities	10,774	(10,774)	—	40,074	(40,074)	—
Interest expense - Consolidated Entities	9,904	(9,904)	—	171,931	(171,931)	—
Total expenses	91,525	(20,678)	70,847	277,104	(212,005)	65,099
Other Gain (Loss)
Net gain (loss) on investments	(4,181)	4,181	—	2,474	(2,474)	—
Net gain (loss) on contingent liabilities	(2,210)	—	(2,210)	(2,932)	—	(2,932)
Net gain (loss) on investments - Consolidated Entities	(26,114)	26,114	—	(228,777)	228,777	—
Net gain (loss) on liabilities - Consolidated Entities	24,746	(24,746)	—	(8,996)	8,996	—
Net gain (loss) on other investments and derivatives - Consolidated Entities	2,970	(2,970)	—	2,031	(2,031)	—
Net gain on the sale of management contracts	—	—	—	229	—	229
Net other gain (loss)	(4,789)	2,579	(2,210)	(235,971)	233,268	(2,703)
Income (loss) before income taxes	26,204	(631)	25,573	9,835	20,704	30,539
Income tax (expense) benefit	(25,239)	—	(25,239)	(22,158)	—	(22,158)
Net income (loss)	965	(631)	334	(12,323)	20,704	8,381
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	(631)	631	—	20,704	(20,704)	—
Net income (loss) attributable to the Company (1)	$334	$—	$334	$8,381	$—	$8,381
Explanatory Note:
______________________________

(1)
On December 31, 2015, we completed the Reorganization Transaction to become a publicly traded limited liability company. For the year ended December 31, 2015, total Net income (loss) was attributable to CIFC Corp., and effective December 31, 2015, Net income (loss) is attributable to CIFC LLC.

The following table presents the reconciliation from CIFC LLC GAAP to Deconsolidated Non-GAAP Balance Sheets as of December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
ASSETS
Cash and cash equivalents	$57,968	$—	$57,968	$59,290	$—	$59,290
Restricted cash and cash equivalents	1,694	—	1,694	1,694	—	1,694
Investments	70,696	81,752	152,448	38,699	62,550	101,249
Receivables	7,075	(62)	7,013	2,135	4,346	6,481
Prepaid and other assets	1,973	666	2,639	2,285	—	2,285
Deferred tax asset, net	44,425	—	44,425	55,475	—	55,475
Equipment and improvements, net	4,866	—	4,866	5,194	—	5,194
Intangible assets, net	6,857	—	6,857	15,074	—	15,074
Goodwill	76,000	—	76,000	76,000	—	76,000
Subtotal	271,554	82,356	353,910	255,846	66,896	322,742
Total assets of Consolidated Entities	1,475,649	(1,475,649)	—	12,890,459	(12,890,459)	—
TOTAL ASSETS	$1,747,203	$(1,393,293)	$353,910	$13,146,305	$(12,823,563)	$322,742
LIABILITIES
Due to brokers	$61	$—	$61	$—	$—	$—
Accrued and other liabilities	18,397	—	18,397	15,584	—	15,584
Contingent liabilities	8,338	—	8,338	12,668	—	12,668
Long-term debt	156,161	—	156,161	118,170	—	118,170
Subtotal	182,957	—	182,957	146,422	—	146,422
Total non-recourse liabilities of Consolidated Entities	1,385,444	(1,385,444)	—	12,477,981	(12,477,981)	—
TOTAL LIABILITIES	1,568,401	(1,385,444)	182,957	12,624,403	(12,477,981)	146,422
EQUITY
Common shares	25	—	25	25	—	25
Treasury shares	—	—	—	(914)	—	(914)
Additional paid-in capital	992,419	—	992,419	988,904	—	988,904
Retained earnings (deficit)	(821,491)	—	(821,491)	(811,695)	—	(811,695)
TOTAL CIFC LLC SHAREHOLDERS’ EQUITY	170,953	—	170,953	176,320	—	176,320
Noncontrolling interests in Consolidated Funds	7,849	(7,849)	—	210,818	(210,818)	—
Appropriated retained earnings (deficit) of Consolidated VIEs	—	—	—	134,764	(134,764)	—
TOTAL EQUITY	178,802	(7,849)	170,953	521,902	(345,582)	176,320
TOTAL LIABILITIES AND EQUITY	$1,747,203	$(1,393,293)	$353,910	$13,146,305	$(12,823,563)	$322,742

Liquidity and Capital Resources

Our operating cash flows are composed of revenues from management fees, incentive fees and investment income net of compensation expense, general and administrative expense and income taxes. During the year ended December 31, 2015, our primary use of cash included $56.9 million of net investments, primarily in CLO equity and debt. As of December 31, 2015, we held total Deconsolidated Non-GAAP cash and investments of $210.4 million composed of cash of $58.0 million and investments of $152.4 million with no debt maturing until October 2025.
During the year ended December 31, 2015, we issued $40.0 million of Senior Notes, made distributions to our shareholders of $10.1 million, paid down contingent liabilities (related to fee sharing arrangements) of $3.6 million and repurchased treasury shares for $1.2 million.
The table below is a reconciliation of selected cash flows data for the year ended December 31, 2015 from GAAP to Non-GAAP:

	For the Year Ended December 31, 2015
	CIFC LLC
(In thousands)	GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Cash and Cash Equivalents, Beginning	$59,290	$—	$59,290

Net cash provided by/(used in) Operating Activities	(450,368)	482,936	32,568
Net cash provided by/(used in) Investing Activities	(39,862)	(17,046)	(56,908)
Net cash provided by/(used in) Financing Activities	488,908	(465,890)	23,018
Net change in Cash and Cash Equivalents	(1,322)	—	(1,322)

Cash and Cash Equivalents, End	$57,968	$—	$57,968
Our investments as of December 31, 2015 and 2014 are as follows ($ in thousands):

Non-GAAP (1)	December 31, 2015	December 31, 2014	Change
CIFC Managed CLO Equity (Residual Interests)	$53,912	$20,485	$33,427
Warehouses (2)	—	21,134	(21,134)
Fund Coinvestments	41,401	42,338	(937)
CLO Debt	32,140	9,713	22,427
Other (3)	24,946	7,579	17,367
Total	$152,399	$101,249	$51,150

Explanatory Notes:
________________________________

(1)	Pursuant to GAAP, investments in consolidated CLOs, warehouses and certain Non-CLO products are eliminated from "Investments" on our Consolidated Balance Sheets.

(2)
From time to time, we establish “warehouses,” entities designed to accumulate assets in advance of sponsoring new CLOs or other funds managed by us.  To establish a warehouse, we contribute equity capital to a newly formed entity which is typically levered (three to five times) and begins accumulating assets.  When the related CLO or fund is sponsored, typically three to nine months later, the warehouse is “terminated,” with it concurrently repaying the related financing and returning to CIFC our equity contribution, net of gains and losses, if any. Starting in the fourth quarter of 2014, most warehouse investments that we manage have been made through the Warehouse Fund, a closed-end structured credit fund.

(3)	Primarily includes investment in CIFC's Tactical Income Fund, which may be redeemed with 60 day's notice on the last day of each calendar quarter.

Other Sources and Uses of Funds

Long-Term Debt—The following table summarizes the long-term debt of CIFC LLC and CIFC Corp. (1):

	December 31, 2015				December 31, 2014
	Par	Carrying Value (2)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Par	Carrying Value (2)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)			(In years)	(In thousands)			(In years)
Recourse Debt:
March Junior Subordinated Notes (3)	$95,000	$93,456	2.90%	19.8	$95,000	$93,377	1.00%	20.8
October Junior Subordinated Notes (4)	25,000	24,803	3.82%	19.8	25,000	24,793	3.73%	20.8
Senior Notes (5)	40,000	37,902	8.50%	9.8	—	—	—%	—%
Total Recourse Debt of CIFC LLC and CIFC Corp.	$160,000	$156,161	4.44%	17.3	$120,000	$118,170	1.57%	20.8

Non-Recourse Consolidated Entities' debt:
Consolidated CLOs and Other (6)	$1,385,226	$1,308,558	0.02%	9.1	$12,760,565	$11,998,034	1.77%	8.7
Warehouses (7)	—	—	—%	—	51,000	51,000	1.89%	—
Total Non-recourse Debt of CIFC LLC	$1,385,226	$1,308,558	0.02%	9.1	$12,811,565	$12,049,034	1.77%	8.7

Total Non-recourse Debt of CIFC Corp.	$—	$—	n/a	n/a	$12,811,565	$12,049,034	1.77%	8.7

Explanatory Notes:
________________________________

(1)
As a result of the Reorganization Transaction (see Related Parties below), CIFC Corp. made a non-cash distribution in kind of certain of its subsidiary entities holding certain investment assets (e.g. investments in CLOs and Funds) to CIFC LLC. As such, as of December 31, 2015, CIFC Corp. did not consolidate any CLOs.

(2)	Pursuant to the adoption of ASU 2015-03, the carrying values of recourse debt has been presented net of debt issuance costs.

(3)
March Junior Subordinated Notes bear interest at an annual rate of three month LIBOR plus 2.58% until maturity on October 30, 2035. Prior to April 30, 2015, these notes bore interest at an annual rate of 1%.

(4)	October Junior Subordinated Notes bear interest at an annual rate of three month LIBOR plus 3.50% and mature on October 30, 2035.

(5)	The Senior Notes bear interest at 8.5% and mature on October 30, 2025.

(6)
Pursuant to the adoption of ASU 2014-13, Long-term debt of the Consolidated CLOs has been remeasured in accordance with the new guidance ("Item 8—Financial Statements and Supplementary Data"—Notes 3 and 5). The subordinated notes of the Consolidated CLOs do not have a stated interest rate and have been excluded from the calculation of the weighted average borrowing rate. As of December 31, 2015, long-term debt of the Consolidated CLOs includes $153.1 million of other investment products.

(7)
Long-term debt of warehouses not held by the Company is recorded at fair value. The fair value excludes the preferred shares of warehouses not held by the Company. As warehouses are generally terminated before the end of their terms, they are excluded from the calculation of the weighted average remaining maturity.

Covenants—Junior Subordinated Notes—The Junior Subordinated Notes contain certain restrictive covenants including a restricted payments covenant that restricts our ability to pay dividends or make distributions in respect of our equity securities, subject to a number of exceptions and conditions. These covenants also limit CIFC Corp.'s ability to make distributions to its related parties, including CIFC LLC.

Covenants—Senior Notes—On November 2, 2015, CIFC Corp. issued $40.0 million in aggregate principal amount of its 8.5% unsecured senior notes due October 30, 2025 (the “Senior Notes”) and guaranteed by CIFC LLC and certain subsidiaries. Under the terms of the related indenture, certain consolidated entities such as consolidated CLOs, Warehouses and Funds ("Investment Vehicles") do not guarantee the notes. Further, the indenture provides that entities holding at least 90% of the Company’s consolidated total assets are guarantors. The Company may designate entities within its corporate structure as non-guarantor entities ("Unrestricted Entities" and together with Investment Vehicles, "Non-Guarantor"). The Senior Notes indenture includes certain restrictive covenants including a restricted payments covenant that restricts the Company's ability to pay dividends or make distributions in respect of our equity securities, subject to a number of exceptions and conditions.

Prior to October 30, 2020 (the "Non-call Date"), we, at our option, may redeem all or a portion of the notes subject at a redemption price equal to (i) the principal amount of the notes being redeemed plus (ii) accrued and unpaid interest through the date of redemption plus (iii) a make whole payment. Any time on and after October 30, 2020, 2021, 2022, 2023 and thereafter, we, at our option, may redeem, all or a portion of the notes at a redemption price equal to 104.250%, 102.834%, 101.417%, or 100.000%, respectively, of the aggregate principal amount of the notes being redeemed plus accrued and unpaid interest to the date of redemption. Further, upon a change of control event, as defined by the indenture, the issuer must offer to repurchase the notes at 101%.

Total debt issuance costs related to the issuance of the Senior Notes of $2.1 million was capitalized and recorded as a contra liability, resulting in a reduction of the total principal balance. Debt issuance costs are amortized over the term of the notes. During the year ended December 31, 2015, the Company recorded an aggregate interest expense of $0.5 million related to these notes.
Lease Commitments—The future minimum commitments under our lease agreement are as follows:

(In thousands)
2016	$1,607
2017	1,607
2018	1,680
2019	1,752
2020	1,752
Thereafter	3,506
$11,904
Consolidated VIEs—Although we consolidate all the assets and liabilities of the Consolidated VIEs (including the Consolidated CLOs, warehouses and other investment products), our maximum exposure to loss is limited to our investments and beneficial interests in the Consolidated VIEs and the receivables of management fees from the Consolidated VIEs. All of these items are eliminated upon consolidation. The assets of each of the Consolidated VIEs are administered by the trustee of each fund solely as collateral to satisfy the obligations of the Consolidated VIEs. If we were to liquidate, the assets of the Consolidated VIEs would not be available to our general creditors, and as a result, we do not consider them our assets. Additionally, the investors in the debt and residual interests of the Consolidated VIEs have no recourse to our general assets. Therefore, this debt is not our obligation.
Related Party Transactions

    DFR Holdings—As of December 31, 2015 and 2014, DFR Holdings owned approximately 18.8 million of the Company’s shares. Accordingly, DFR Holdings received quarterly distributions from CIFC ("Item 8—Financial Statements and Supplementary Data"—Note 12). In addition, the DFR Warrants provide DFR Holdings the right to purchase 2.0 million of the Company's voting common shares which were scheduled to expire on September 24, 2015. On September 24, 2015, the terms of the warrants were extended to January 24, 2017 in exchange for cash of $0.4 million ("Item 8—Financial Statements and Supplementary Data"—Note 12).

In August 2014, we entered into a consulting agreement with DFR Holdings whereby DFR Holdings agreed to provide CIFC with ongoing advisory services such as the participation in financial, tax and strategic planning/budgeting, investor interface, new product initiatives, fund raising and recruiting. During both the years ended December 31, 2015 and 2014, we expensed $2.0 million in connection with the consulting agreement.

In addition, pursuant to the Third Amended and Restated Stockholders Agreement with DFR Holdings dated December 2, 2013, the Company agreed to nominate to the Board six directors designated by DFR Holdings (the "DFR Designees"). The number of directors that can be designated by DFR Holdings will be reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it will lose the right to designate any director. During the years ended December 31, 2015 and 2014, the DFR Designees earned an aggregate $0.7 million and $0.8 million, respectively, related to their services as directors of CIFC.

Related party transactions in 2014 included $1.9 million of interest expense paid to DFR Holdings on the Convertible Notes which were subsequently converted into 4,132,231 shares.
Other—As of December 31, 2015 and 2014, a board member held $1.0 million of income notes in one of the Company's sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.

Funds—All CIFC general partner's investments in credit funds are related party transactions ("Item 8—Financial Statements and Supplementary Data"— Note 2). As of December 31, 2015 and 2014, key employees and directors of CIFC (including related entities) invested an aggregate of $4.7 million in four CIFC managed funds. Key employees are not charged management or incentive fees, where applicable, on their investment. Directors were charged management and/or incentive fees, where applicable, similar to certain other investors. For all periods presented in 2015 and 2014, these fees were de minimis.

Investment in Wholly-Owned Subsidiaries of CIFC LLC—As part of the Reorganization Transaction, CIFC Corp. made a non-cash distribution in kind of certain of its subsidiary entities holding certain investment assets (e.g. investments in CLOs and Funds) to other wholly-owned subsidiaries of CIFC LLC. CIFC Corp. (i) made a non-cash distribution in kind of $110.0 million (of which $42.0 million was cash held by CIFC Corp.) and (ii) retained 85,000 non-voting Series A Preferred Units ("Preferred Units") issued by certain wholly-owned subsidiaries of CIFC LLC with a par value of $85.0 million. The Preferred Units will pay annual distributions of 3.5%, must be redeemed or retired by January 29, 2026, and at the election of the holder, are callable four years after issuance at par plus accrued and unpaid distributions. As of December 31, 2015, CIFC Corp.'s investment in the Preferred Units was reported in "Investment in wholly-owned subsidiaries of CIFC LLC" on the Consolidated Balance Sheet of CIFC Corp. This is an intercompany transaction and has been eliminated upon consolidation of CIFC LLC's Consolidated Financial Statements.
Senior Notes—During 2015, CIFC Corp. issued $40.0 million of Senior Notes which were fully and unconditionally guaranteed by CIFC LLC and certain subsidiaries ("Item 8—Financial Statements and Supplementary Data"—Note 18).
Off-Balance Sheet Arrangements
As of December 31, 2015 and December 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2015 and 2014, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.
Subsequent Events
Subsequent to year end, our Board declared an aggregate cash distribution of $0.34 per share; composed of a quarterly cash distribution of $0.10 per share and a special distribution of $0.24 per share issued in order to defray a portion of the U.S. Federal income tax liability of shareholders arising from the Reorganization Transaction. The distribution will be paid on April 15, 2016 to shareholders of record as of the close of business on April 1, 2016.

Critical Accounting Policies and Estimates

Our significant accounting policies are disclosed in Item 8—"Financial Statements and Supplementary Data"—Note 3. Our most critical accounting policies involve judgments and estimates that could affect our reported assets and liabilities, as well as our reported revenues and expenses. These accounting policies and estimates are discussed below. We believe that all of the judgments and estimates inherent in our financial statements were reasonable as of the date thereof, based upon information available to us at the time. We rely on management's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under varying conditions, we could report materially different amounts arising under these critical accounting policies.

Fair Value Measurements and Presentation—The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. For financial and nonfinancial assets and liabilities that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we would use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement.
See "Item 8—Financial Statements and Supplementary Data"—Notes 3 and 5 for a complete discussion on how we determine the fair value of financial and non-financial assets and financial liabilities and the related measurement techniques and estimates involved.
Variable Interest Entities— In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-02. The amendments changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. We adopted this guidance on a modified retroactive basis as of January 1, 2015 ("Item 8—Financial Statements and Supplementary Data"—Note 3).

Assessing if an entity is a variable interest entity and if we are the primary beneficiary ("PB") involves judgment and analysis on a structure-by-structure basis. Generally, we determine whether we are the PB of a VIE through a qualitative assessment; however, when deemed necessary, a quantitative assessment may also be performed. This consolidation assessment is performed upon inception of the relationship and reconsidered on an ongoing basis. In the PB determination for CLOs, to determine significance, we evaluated our right to receive and obligation to absorb the VIEs' expected future gains and losses. The expected future gains and losses of the VIEs are determined based on internally developed discounted cash flow models that utilize both observable and unobservable inputs. Significant inputs to the models include the structure of the VIEs and estimates related to loan default rates, recovery rates, projected call dates, prepayment rates and discount rates. In the PB determination for warehouses, we consolidate warehouses when (i) our investment management services meet the power criteria and when (ii) we have contributed significant equity providing us with the right to receive potentially significant gains and the obligation to absorb potentially significant losses of the warehouse (the economic criteria).
Business Combinations—We are required to allocate the purchase price of acquired businesses to the assets acquired and liabilities assumed in the transaction at their estimated fair values. The estimates used to determine the fair value of long-lived assets, such as intangible assets, can be complex and require significant judgments. We use information available to us to make fair value determinations and engage independent valuation firms, when necessary, to assist in the fair value determination of significant acquired long-lived assets. This includes estimates and judgments as to the expectations of future cash flows of the acquired business, the allocation of these cash flows to identifiable intangible assets, and the estimated useful lives of intangible assets. If actual results differ from the estimates and judgments used in these estimates, this could result in possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of intangible assets with finite lives. We periodically review the estimated useful lives assigned to our intangible assets to determine whether such estimated useful lives continue to be appropriate. Contingent consideration for business combinations and contingent liabilities assumed in business combinations are remeasured at fair value at each reporting date with changes in fair value recorded within net gain (loss) on investments, loans, derivatives and liabilities on the Consolidated Statements of Operations.
Goodwill—Goodwill represents the excess cost of a business combination over the fair value of the net assets acquired. We review goodwill periodically, at least on an annual basis, considering factors such as our projected cash flows and revenues and earnings multiples of comparable companies, to determine whether the carrying value of goodwill is impaired. If goodwill is deemed to be impaired, the difference between the carrying amount reflected in the financial statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. We have one reporting unit for which goodwill is tested for impairment. In evaluating the recoverability of goodwill, we derive the fair value of our reporting unit utilizing both the income and market approaches. Under the income approach, we make various assumptions regarding estimated future cash flows and other factors in determining the fair value of the reporting unit. Under the market approach, we determine the fair value of the reporting unit based on multiples of EBITDA of comparable publicly-traded companies.
We must make various assumptions regarding estimated future cash flows and other factors in determining the fair value of the reporting unit. Key assumptions used in the income approach include, but are not limited to, the discount rate, revenue growth rates over the next five years and the terminal growth rate. If these estimates or their related assumptions change in the future, or if we change our reporting structure, we may be required to record impairment charges. A portion or all of goodwill may become impaired in future periods if we are not successful in achieving our expected cash flow levels, if global economic conditions deteriorate from current levels or if other events or changes in circumstances occur that indicate that the carrying amount of our assets may not be recoverable.
We completed our annual impairment reviews for 2015 and 2014 and determined that the goodwill recorded on the Consolidated Balance Sheet was not impaired. The underlying assumptions and estimates used in the impairment test are made as of a point in time (the date of our goodwill impairment test). Subsequent changes in these assumptions and estimates could change the result of the impairment test. Based on the reviews performed for 2015 and 2014, we concluded that our sole reporting unit had an estimated fair value in excess of carrying value. If our reporting unit's expected revenue growth over the next five years falls below our current expected growth rate, a portion or all of our goodwill may be impaired in future periods.
Intangible Assets—Intangible assets are comprised of assets with finite lives acquired in a business combination. The largest component of our intangible assets are those associated with the CLO investment management contracts. The intangible assets associated with CLO investment management contracts are amortized over their useful lives, either on a straight line basis or based on a ratio of expected discounted cash flows of the contracts. We consider our own assumptions in the underlying management fee projections which include the structure of the CLOs and estimates related to loan default rates, recoveries and discount rates. A change in those projections could have a significant impact on our amortization expense.
Intangible assets with finite lives are tested for impairment if events or changes in circumstances indicate that the asset might be impaired. An impairment charge is recorded if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Impairment testing for the intangible assets associated with our CLO investment management contracts includes a comparison of the estimated remaining undiscounted cash flows related to those CLO management contracts to the carrying value of the intangible asset. If the carrying value of the intangible asset is less than the estimated remaining undiscounted cash flows, no further testing is performed, and the intangible asset is not deemed impaired. If the carrying value of the intangible asset is greater than the estimated remaining undiscounted cash flows, then further analysis is performed to determine if the asset is impaired, including an analysis of the estimated remaining discounted cash flows.
During the year ended December 31, 2015, we received notices from holders of certain CLOs exercising their rights to call the CLOs for redemption. As a result of these calls, we recorded a $1.8 million expense to fully impair the intangible assets associated with these management contracts.
Income Taxes—CIFC LLC is a partnership for U.S. federal income tax purposes and is not subject to U.S. income taxes. CIFC Corp., a wholly owned subsidiary of the Company is subject to federal, state and local corporate income taxes at the entity level and the related tax provisions are reflected in the Consolidated Financial Statements.
Current federal income taxes are recognized based on amounts estimated to be payable or recoverable as a result of taxable operations for the current year. Deferred tax assets and liabilities are recognized for the future income tax consequences (temporary differences) attributable to the difference between the carrying amounts of assets and liabilities and their respective income tax basis using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. When evaluating the realizability of our deferred tax assets, we consider, among other matters, estimates of expected future taxable income, nature of current and cumulative losses, existing and projected book/tax differences, and forecasts of our business operations. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized.
Net deferred tax assets have been recognized based on management’s belief that taxable income of the appropriate character, more likely than not, will be sufficient to realize the benefits of these assets over time. In the event that actual results differ from our expectations, we may be required to record additional valuation allowances against our deferred tax assets, which may have a significant effect on our financial condition and results of operations.
We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the relevant tax authority.

Recent Accounting Updates

For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see "Item 8—Financial Statements and Supplementary Data"—Note 3. For segment reporting discussion, see "Item 8—Financial Statements and Supplementary Data"—Note 1.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, we are not required to provide the information required by Item 7A.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
CIFC LLC
New York, New York

We have audited the accompanying consolidated balance sheets of CIFC LLC and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIFC LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 25, 2016

CIFC LLC AND ITS SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$57,968	$59,290
Restricted cash and cash equivalents	1,694	1,694
Investments	70,696	38,699
Receivables	7,075	2,135
Prepaid and other assets	1,973	2,285
Deferred tax asset, net	44,425	55,475
Equipment and improvements, net	4,866	5,194
Intangible assets, net	6,857	15,074
Goodwill	76,000	76,000
Subtotal	271,554	255,846
Assets of Consolidated Entities:
Restricted cash and cash equivalents	94,018	935,416
Due from brokers	25,910	120,541
Investments	1,351,403	11,772,826
Receivables	4,109	40,994
Prepaid and other assets	209	20,682
Total assets of Consolidated Entities (1)	1,475,649	12,890,459
TOTAL ASSETS	$1,747,203	$13,146,305
LIABILITIES
Due to brokers	$61	$—
Accrued and other liabilities	18,397	15,584
Contingent liabilities	8,338	12,668
Long-term debt	156,161	118,170
Subtotal	182,957	146,422
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	71,603	391,291
Accrued and other liabilities	193	1,482
Interest payable	5,090	36,174
Long-term debt	1,308,558	12,049,034
Total Non-Recourse Liabilities of Consolidated Entities (1)	1,385,444	12,477,981
TOTAL LIABILITIES	1,568,401	12,624,403
EQUITY
Common shares, par value $0.001: 500,000,000 shares authorized, 25,314,756 issued and 25,314,756 outstanding as of December 31, 2015 and 25,323,417 issued and 25,192,973 outstanding as of December 31, 2014	25	25
Treasury shares, at cost: 130,444 shares as of December 31, 2014	—	(914)
Additional paid-in capital	992,419	988,904
Retained earnings (deficit)	(821,491)	(811,695)
TOTAL CIFC LLC SHAREHOLDERS’ EQUITY	170,953	176,320
Noncontrolling interests in Consolidated Funds (Note 2)	7,849	210,818
Appropriated retained earnings (deficit) of Consolidated VIEs (Note 3)	—	134,764
TOTAL EQUITY	178,802	521,902
TOTAL LIABILITIES AND EQUITY	$1,747,203	$13,146,305

CIFC LLC AND ITS SUBSIDIARIES
Consolidated Balance Sheets (continued)

Included in the Company's Consolidated Balance Sheets are balances from Consolidated Variable Interest Entities ("Consolidated VIEs") (1). See Notes 2, 3 and 4.

	December 31, 2015	December 31, 2014
	(In thousands)
ASSETS
Assets of Consolidated VIEs:
Restricted cash and cash equivalents	$94,018	$929,401
Due from brokers	25,910	102,373
Investments	1,351,403	11,573,164
Receivables	4,109	40,235
Prepaid and other assets	209	—
Total assets of Consolidated VIEs	$1,475,649	$12,645,173
LIABILITIES
Non-Recourse Liabilities of Consolidated VIEs:
Due to brokers	$71,603	$372,956
Accrued and other liabilities	193	1,230
Interest payable	5,090	36,174
Long-term debt	1,308,558	12,049,034
Total Non-Recourse Liabilities of Consolidated VIEs	$1,385,444	$12,459,394
Explanatory Note:
________________________________

(1)
The assets of the Consolidated Entities would not be available to the Company's general creditors, and as a result, the Company does not consider them its assets. Additionally, the investors in the debt and residual interests of the Consolidated Entities have no recourse to the Company's general assets. Therefore, this debt is not the Company's obligation.

   See notes to Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2015	2014
	(In thousands, except share and per share amounts)
Revenues
Management and incentive fees	$92,079	$4,868
Interest income from investments	5,333	790
Interest income - Consolidated Entities	25,106	517,252
Total net revenues	122,518	522,910

Expenses
Employee compensation and benefits	32,027	28,805
Share-based compensation	5,550	2,692
Professional services	9,935	7,259
General and administrative expenses	9,922	10,686
Depreciation and amortization	7,777	11,421
Impairment of intangible assets	1,828	—
Corporate interest expense	3,808	4,236
Expenses - Consolidated Entities	10,774	40,074
Interest expense - Consolidated Entities	9,904	171,931
Total expenses	91,525	277,104
Other Gain (Loss)
Net gain (loss) on investments	(4,181)	2,474
Net gain (loss) on contingent liabilities	(2,210)	(2,932)
Net gain (loss) on investments - Consolidated Entities	(26,114)	(228,777)
Net gain (loss) on liabilities - Consolidated Entities	24,746	(8,996)
Net gain (loss) on other investments and derivatives - Consolidated Entities	2,970	2,031
Net gain on sale of management contract	—	229
Net other gain (loss)	(4,789)	(235,971)
Income (loss) before income taxes	26,204	9,835
Income tax (expense) benefit	(25,239)	(22,158)
Net income (loss)	965	(12,323)
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	(631)	20,704
Net income (loss) attributable to CIFC LLC	$334	$8,381

Earnings (loss) per share (Note 14) —
Basic	$0.01	$0.37
Diluted	$0.01	$0.35
Weighted-average number of shares outstanding (Note 14)—
Basic	25,314,696	22,908,846
Diluted	26,414,268	24,167,641

See notes to Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
	2015	2014
	(In thousands)
Net income (loss)	$965	$(12,323)
Other comprehensive income (loss)	—	—
Comprehensive income (loss)	965	(12,323)
Comprehensive (income) loss attributable to noncontrolling interests in Consolidated Entities	(631)	20,704
Comprehensive income (loss) attributable to CIFC LLC	$334	$8,381

   See notes to Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
Consolidated Statements of Equity

	CIFC LLC Shareholders' Equity							Consolidated Entities (Note 2)
	Shares		Treasury Shares
	Shares Outstanding	Par Value	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Total CIFC LLC Shareholders' Equity	Noncontrolling Interests in Consolidated Funds	Appropriated retained earnings (deficit) of Consolidated VIEs	Total Shareholders' Equity
	(In thousands)
Balance—December 31, 2013	20,791	$21	(130)	$(914)	$963,011	$(810,858)	$151,260	$5,107	$151,386	$307,753
Net income (loss)	—	—	—	—	—	8,381	8,381	4,840	(25,544)	(12,323)
Exercise of warrants	99	—	—	—	128	—	128	—	—	128
Extension of warrants	—	—	—	—	200	—	200	—	—	200
Share-based compensation, net	51	—	—	—	2,697	—	2,697	—	—	2,697
Exercise of options	120	—	—	—	617	—	617	—	—	617
Conversion of Convertible Notes	4,132	4	—	—	22,251	—	22,255	—	—	22,255
Contribution from noncontrolling interests	—	—	—	—	—	—	—	93,487	—	93,487
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(27,098)	—	(27,098)
Consolidation of Consolidated Entities	—	—	—	—	—	—	—	140,115	8,922	149,037
Deconsolidation of Consolidated Entities	—	—	—	—	—	—	—	(5,633)	—	(5,633)
Distributions declared ($0.40 per share)	—	—	—	—	—	(9,218)	(9,218)	—	—	(9,218)
Balance—December 31, 2014	25,193	$25	(130)	$(914)	$988,904	$(811,695)	$176,320	$210,818	$134,764	$521,902
Adoption of ASU 2015-02 (Note 3)	—	—		—	—	—	—	(204,393)	(127,877)	(332,270)
Adoption of ASU 2014-13 (Note 3)	—	—	—	—	—	—	—	—	(6,887)	(6,887)
Net income (loss)	—	—	—	—	—	334	334	631	—	965
Extension of warrants	—	—	—	—	350	—	350	—	—	350
Repurchases of common stock	(168)	—	(168)	(1,151)	—	—	(1,151)	—	—	(1,151)
Retirement of treasury stock		—	298	2,065	(2,065)	—	—	—	—	—
Share-based compensation, net	255	—	—	—	5,286	—	5,286	—	—	5,286
Exercise of options	35	—	—	—	(56)	—	(56)	—	—	(56)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	16,100	—	16,100
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15,307)	—	(15,307)
Distributions declared ($0.40 per share)	—	—	—	—	—	(10,130)	(10,130)	—	—	(10,130)
Balance—December 31, 2015	25,315	$25	—	$—	$992,419	$(821,491)	$170,953	$7,849	$—	$178,802
See notes to Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$965	$(12,323)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and other	125	1,017
Share-based compensation	5,550	2,692
Net (gain) loss on investments and contingent liabilities / other (gain) loss	6,391	458
Depreciation and amortization	7,777	11,421
Impairment of intangible assets	1,828	—
Deferred income tax expense (benefit)	11,050	3,932
Excess tax benefits from share-based payment arrangements	128	(171)
Net gain on the sale of management contract	—	(229)
Consolidated Entities:
Net (gain) loss on investments	26,114	228,777
Net (gain) loss on liabilities	(24,746)	8,996
Net other (gain) loss	(2,970)	(2,031)
Changes in operating assets and liabilities:
Due from brokers	—	12,832
Receivables	(907)	(20)
Prepaid and other assets	313	626
Due to brokers	61	(5,499)
Accrued and other liabilities	(308)	1,578
Change in restricted cash and cash equivalents	—	7
Consolidated Entities:
Due from brokers	8,998	124,120
Purchase of investments	(1,006,904)	(8,817,853)
Sales of investments	471,700	7,402,452
Receivables	(1,337)	(24,893)
Due to brokers	43,425	(219,117)
Accrued and other liabilities	87	1,145
Interest payable	2,292	13,807
Net cash provided by (used in) operating activities	(450,368)	(1,268,276)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of management contracts	—	229
Purchases of investments	(66,531)	(29,144)
Sales of investments	68,862	20,484
Purchases of equipment and improvements	(1,059)	(2,204)
Consolidated Entities:
Change in restricted cash and cash equivalents	(41,134)	(212,894)
Net cash provided by (used in) investing activities	(39,862)	(223,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	40,000	—
Debt issuance cost	(2,133)	—
Repurchases of common shares	(1,151)	—
Distributions paid	(10,130)	(9,218)
Proceeds from extension of warrants	350	200
Proceeds from the exercise of options	74	580
Payments for tax from the net delivery of restricted stock units	(266)	—
Deferred purchase payments and payments on contingent liabilities	(3,599)	(8,724)
Excess tax benefits from share-based payment arrangements	(128)	171
Consolidated Entities:
Contributions from noncontrolling interests	16,100	93,487
Distributions to noncontrolling interests	(15,307)	(27,098)
Proceeds from issuance of long-term debt	635,923	4,640,981
Payments made on long-term debt	(170,825)	(3,164,781)
Net cash provided by (used in) financing activities	488,908	1,525,598
Net increase (decrease) in cash and cash equivalents	(1,322)	33,793
Cash and cash equivalents at beginning of period	59,290	25,497
Cash and cash equivalents at end of period	$57,968	$59,290

CIFC LLC AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	For the Years Ended December 31,
	2015	2014
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$2,820	$3,266
Cash paid for income taxes	$13,600	$18,875
Consolidated Entities:
Cash paid for interest	$10,426	$158,111

Non-cash disclosures:
Exercise of stock options and RSUs	$312	$—
Conversion of Convertible Notes	$—	$22,251
Consolidated Entities:
Consolidation of net assets	$13,091	$160,074
Deconsolidation of net assets	$22,585	$2,001
Non-cash settlement of interest receivables with increases in principal	$89	$2,007

See notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
CIFC Corp.
New York, New York

We have audited the accompanying consolidated balance sheets of CIFC Corp. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2015. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CIFC Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 25, 2016

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$16,013	$59,290
Restricted cash and cash equivalents	1,694	1,694
Investment in wholly-owned subsidiaries of CIFC LLC (Note 16)	85,000	—
Investments	739	38,699
Receivables	7,029	2,135
Prepaid and other assets	1,973	2,285
Deferred tax asset, net	44,425	55,475
Equipment and improvements, net	4,866	5,194
Intangible assets, net	6,857	15,074
Goodwill	76,000	76,000
Subtotal	244,596	255,846
Assets of Consolidated Entities:
Restricted cash and cash equivalents	—	935,416
Due from brokers	—	120,541
Investments	—	11,772,826
Receivables	—	40,994
Prepaid and other assets	—	20,682
Total assets of Consolidated Entities (1)	—	12,890,459
TOTAL ASSETS	$244,596	$13,146,305
LIABILITIES
Due to brokers	$61	$—
Accrued and other liabilities	19,033	15,584
Contingent liabilities	8,338	12,668
Long-term debt	156,161	118,170
Subtotal	183,593	146,422
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	—	391,291
Accrued and other liabilities	—	1,482
Interest payable	—	36,174
Long-term debt	—	12,049,034
Total Non-Recourse Liabilities of Consolidated Entities (1)	—	12,477,981
TOTAL LIABILITIES	183,593	12,624,403
EQUITY
Common shares, par value $0.001: 500,000,000 shares authorized, 25,314,756 issued and 25,314,756 outstanding as of December 31, 2015 and 25,323,417 issued and 25,192,973 outstanding as of December 31, 2014	25	25
Treasury shares, at cost: 130,444 shares as of December 31, 2014	—	(914)
Additional paid-in capital	992,419	988,904
Retained earnings (deficit)	(931,441)	(811,695)
TOTAL CIFC CORP. SHAREHOLDERS’ EQUITY	61,003	176,320
Noncontrolling interests in Consolidated Funds (Note 2)	—	210,818
Appropriated retained earnings (deficit) of Consolidated VIEs (Note 3)	—	134,764
TOTAL EQUITY	61,003	521,902
TOTAL LIABILITIES AND EQUITY	$244,596	$13,146,305

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Balance Sheets (continued)

Included in the Company's Consolidated Balance Sheets are balances from Consolidated Variable Interest Entities ("Consolidated VIEs") (1). See Notes 2, 3 and 4.

	December 31, 2015	December 31, 2014
	(In thousands)
ASSETS
Assets of Consolidated VIEs:
Restricted cash and cash equivalents	$—	$929,401
Due from brokers	—	102,373
Investments	—	11,573,164
Receivables	—	40,235
Prepaid and other assets	—	—
Total assets of Consolidated VIEs	$—	$12,645,173
LIABILITIES
Non-Recourse Liabilities of Consolidated VIEs:
Due to brokers	$—	$372,956
Accrued and other liabilities	—	1,230
Interest payable	—	36,174
Long-term debt	—	12,049,034
Total Non-Recourse Liabilities of Consolidated VIEs	$—	$12,459,394
Explanatory Note:
________________________________

(1)
The assets of the Consolidated Entities would not be available to the Company's general creditors, and as a result, the Company does not consider them its assets. Additionally, the investors in the debt and residual interests of the Consolidated Entities have no recourse to the Company's general assets. Therefore, this debt is not the Company's obligation.

   See notes to Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended December 31,
	2015	2014
	(In thousands, except share and per share amounts)
Revenues
Management and incentive fees	$92,079	$4,868
Interest income from investments	5,333	790
Interest income - Consolidated Entities	25,106	517,252
Total net revenues	122,518	522,910
Expenses
Employee compensation and benefits	32,027	28,805
Share-based compensation	5,550	2,692
Professional services	9,885	7,259
General and administrative expenses	9,922	10,686
Depreciation and amortization	7,777	11,421
Impairment of intangible assets	1,828	—
Corporate interest expense	3,808	4,236
Expenses - Consolidated Entities	10,774	40,074
Interest expense - Consolidated Entities	9,904	171,931
Total expenses	91,475	277,104
Other Gain (Loss)
Net gain (loss) on investments	(4,181)	2,474
Net gain (loss) on contingent liabilities	(2,210)	(2,932)
Net gain (loss) on investments - Consolidated Entities	(26,114)	(228,777)
Net gain (loss) on liabilities - Consolidated Entities	24,746	(8,996)
Net gain (loss) on other investments and derivatives - Consolidated Entities	2,970	2,031
Net gain on sale of management contract	—	229
Net other gain (loss)	(4,789)	(235,971)
Income (loss) before income taxes	26,254	9,835
Income tax (expense) benefit	(25,239)	(22,158)
Net income (loss)	1,015	(12,323)
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	(631)	20,704
Net income (loss) attributable to CIFC Corp.	$384	$8,381

Earnings (loss) per share (Note 14) —
Basic	$0.02	$0.37
Diluted	$0.01	$0.35
Weighted-average number of shares outstanding (Note 14)—
Basic	25,314,696	22,908,846
Diluted	26,414,268	24,167,641

See notes to Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31,
	2015	2014
	(In thousands)
Net income (loss)	$1,015	$(12,323)
Other comprehensive income (loss)	—	—
Comprehensive income (loss)	1,015	(12,323)
Comprehensive (income) loss attributable to noncontrolling interests in Consolidated Entities	(631)	20,704
Comprehensive income (loss) attributable to CIFC CORP.	$384	$8,381

   See notes to Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Equity

	CIFC Corp. Shareholders' Equity							Consolidated Entities (Note 2)
	Common Shares		Treasury Shares
	Shares Outstanding	Par Value	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Total CIFC Corp. Shareholders' Equity	Noncontrolling Interests in Consolidated Funds	Appropriated retained earnings (deficit) of Consolidated VIEs	Total Shareholders' Equity
	(In thousands)
Balance—December 31, 2013	20,791	$21	$(130)	$(914)	$963,011	$(810,858)	$151,260	$5,107	$151,386	$307,753
Net income (loss)	—	—	—	—	—	8,381	8,381	4,840	(25,544)	(12,323)
Exercise of warrants	99	—	—	—	128	—	128	—	—	128
Extension of warrants	—	—	—	—	200	—	200	—	—	200
Share-based compensation, net	51	—	—	—	2,697	—	2,697	—	—	2,697
Exercise of options	120	—	—	—	617	—	617	—	—	617
Conversion of Convertible Notes	4,132	4	—	—	22,251	—	22,255	—	—	22,255
Contribution from noncontrolling interests	—	—	—	—	—	—	—	93,487	—	93,487
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(27,098)	—	(27,098)
Consolidation of Consolidated Entities	—	—	—	—	—	—	—	140,115	8,922	149,037
Deconsolidation of Consolidated Entities	—	—	—	—	—	—	—	(5,633)	—	(5,633)
Distributions declared ($0.40 per share)	—	—	—	—	—	(9,218)	(9,218)	—	—	(9,218)
Balance—December 31, 2014	25,193	$25	$(130)	$(914)	$988,904	$(811,695)	$176,320	$210,818	$134,764	$521,902
Adoption of ASU 2015-02 (Note 3)	—	—	—	—	—	—	—	(204,393)	(127,877)	(332,270)
Adoption of ASU 2014-13 (Note 3)	—	—	—	—	—	—	—	—	(6,887)	(6,887)
Net income (loss)	—	—	—	—	—	384	384	631	—	1,015
Extension of warrants	—	—	—	—	350	—	350	—	—	350
Repurchases of common shares	(168)		(168)	(1,151)	—	—	(1,151)	—	—	(1,151)
Retirement of treasury shares	—	—	298	2,065	(2,065)	—	—	—	—	—
Share-based compensation, net	255	—	—	—	5,286	—	5,286	—	—	5,286
Exercise of options	35	—	—	—	(56)	—	(56)	—	—	(56)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	16,100	—	16,100
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15,307)	—	(15,307)
Deconsolidation of Consolidated Entities	—	—		—	—	—	—	(7,849)	—	(7,849)
Distribution in kind (Note 16)	—	—	—	—	—	(110,000)	(110,000)	—	—	(110,000)
Distributions declared ($0.40 per share)	—	—	—	—	—	(10,130)	(10,130)	—	—	(10,130)
Balance—December 31, 2015	25,315	$25	$—	$—	$992,419	$(931,441)	$61,003	$—	$—	$61,003
   See notes to Consolidated Financial Statements.

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,015	$(12,323)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and other	125	1,017
Share-based compensation	5,550	2,692
Net (gain) loss on investments and contingent liabilities / other (gain) loss	6,391	458
Depreciation and amortization	7,777	11,421
Impairment of intangible assets	1,828	—
Deferred income tax expense (benefit)	11,050	3,932
Excess tax benefits from share-based payment arrangements	128	(171)
Net gain on the sale of management contract	—	(229)
Consolidated Entities:
Net (gain) loss on investments	26,114	228,777
Net (gain) loss on liabilities	(24,746)	8,996
Net other (gain) loss	(2,970)	(2,031)
Changes in operating assets and liabilities:
Due from brokers	—	12,832
Receivables	(907)	(20)
Prepaid and other assets	313	626
Due to brokers	61	(5,499)
Accrued and other liabilities	(358)	1,578
Change in restricted cash and cash equivalents	—	7
Consolidated Entities:
Due from brokers	8,998	124,120
Purchase of investments	(1,006,904)	(8,817,853)
Sales of investments	471,700	7,402,452
Receivables	(1,337)	(24,893)
Due to brokers	43,425	(219,117)
Accrued and other liabilities	87	1,145
Interest payable	2,292	13,807
Net cash provided by (used in) operating activities	(450,368)	(1,268,276)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of management contracts	—	229
Purchases of investments	(66,531)	(29,144)
Sales of investments	68,862	20,484
Purchases of equipment and improvements	(1,059)	(2,204)
Consolidated Entities:
Change in restricted cash and cash equivalents	(41,134)	(212,894)
Net cash provided by (used in) investing activities	(39,862)	(223,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	40,000	—
Debt issuance cost	(2,133)	—
Repurchases of common shares	(1,151)	—
Distribution in kind paid	(41,955)	—
Distributions paid	(10,130)	(9,218)
Proceeds from extension of warrants	350	200
Proceeds from the exercise of options	74	580
Payments for tax from the net delivery of restricted stock units	(266)	—
Deferred purchase payments and payments on contingent liabilities	(3,599)	(8,724)
Excess tax benefits from share-based payment arrangements	(128)	171
Consolidated Entities:
Contributions from noncontrolling interests	16,100	93,487
Distributions to noncontrolling interests	(15,307)	(27,098)
Proceeds from issuance of long-term debt	635,923	4,640,981
Payments made on long-term debt	(170,825)	(3,164,781)
Net cash provided by (used in) financing activities	446,953	1,525,598
Net increase (decrease) in cash and cash equivalents	(43,277)	33,793
Cash and cash equivalents at beginning of period	59,290	25,497
Cash and cash equivalents at end of period	$16,013	$59,290

CIFC CORP. AND ITS SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)

	For the Years Ended December 31,
	2015	2014
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$2,820	$3,266
Cash paid for income taxes	$13,600	$18,875
Consolidated Entities:
Cash paid for interest	$10,426	$158,111

Non-cash disclosures:
Exercise of stock options and RSUs	$312	$—
Conversion of Convertible Notes	$—	$22,251
Consolidated Entities:
Consolidation of net assets	$1,475,648	$160,074
Deconsolidation of net assets	$(1,385,444)	$2,001
Non-cash settlement of interest receivables with increases in principal	$—	$2,007

See notes to Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
CIFC CORP. AND ITS SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1—Organization and Business
Organization—On December 31, 2015, CIFC Corp. completed a series of transactions (or the "Reorganization Transaction") to become a subsidiary of CIFC LLC, a publicly traded limited liability company ("PTP"). CIFC LLC (together with its subsidiaries, "CIFC" or the "Company") is a Delaware limited liability company headquartered in New York City. The series of transactions changed the Company's top-level form of organization from a corporation to a limited liability company. This allows the Company to be taxed as partnership rather than a corporation for U.S. Federal tax purposes and allows it to minimize entity-level taxation on investment income. As part of the Reorganization Transaction, CIFC Corp. distributed ownership of certain of its subsidiary entities holding certain investment assets to CIFC LLC and retained non-voting Series A Preferred Units ("Preferred Units") issued by certain wholly-owned subsidiaries of CIFC LLC (see Note 16).
Each share of common stock of CIFC Corp. outstanding immediately prior to the Reorganization Transaction was converted into the right to receive one common share representing a limited liability company interest in CIFC LLC. Further, CIFC LLC assumed all obligations under the CIFC Corp. 2011 Stock Option and Incentive Plan (the "Stock Incentive Plan"). All the terms and conditions that were in effect immediately prior to the Reorganization Transaction under each outstanding equity award assumed by CIFC LLC will continue in full force and effect after the Reorganization Transaction, except that the interests issuable under each such award will be common shares of CIFC LLC instead of common stock of CIFC Corp.

CIFC Corp. remains the issuer and primary obligor of our Junior Subordinated Notes and the Senior Notes (see below). Further, CIFC LLC and certain other subsidiaries of CIFC LLC have provided full and unconditional guarantees of the obligations of CIFC Corp. under the Junior Subordinated Notes and the Senior Notes.

In 2013, DFR Holdings LLC ("DFR Holdings") purchased 10,090,909 shares of the Company's outstanding common shares and 2,000,000 warrants. In 2014, DFR Holdings exercised its right to convert $25.0 million aggregate principal amount of convertible notes into 4,132,231 of common shares (see Note 11, 12 and 16). As of December 31, 2015, DFR Holdings owned approximately 18.8 million of the Company’s common shares which is approximately 74% of the Company's outstanding shares (approximately 70% on a fully diluted basis).

Business—The Company is a private debt manager specializing in secured U.S. corporate loan strategies. The Company's primary business is to provide investment management services for institutional investors, including pension funds, hedge funds, asset management firms, banks, insurance companies and other types of institutional investors around the world.

Fee Earning Assets Under Management (“Fee Earning AUM” or “AUM”) refers to the principal balance, net asset value or value of assets managed by the Company on which the Company earns management and/or incentive fees. The Company's AUM is primarily comprised of Collateralized Loan Obligations ("CLOs"). In addition, the Company manages credit funds and other loan-based products (together, "Non-CLO products" and together with CLOs, "Funds"). The Company manages these credit products through opportunistic investment strategies where the Company seeks to generate current income and/or capital appreciation, primarily through senior secured corporate loan investments (“SSCLs”) and, to a lesser extent, other investments. The Company also manages Collateralized Debt Obligations (“CDOs”), which it does not expect to issue in the future.

Management internally views and manages the business as one reportable segment. The Company operates as a single operating segment as managed by CIFC's Co-Presidents, who are considered the Company's chief operating decision makers ("CODM"). The CODM bears the ultimate responsibility for, and is actively engaged in, the allocation of resources and the evaluation of the Company's operating and financial results. The Company has concluded that CIFC has a single operating segment based on the following:

•	The Company is managed under a functionally-based organizational structure with the head of each function reporting directly to the CODM;

•	The Company's CODM allocates resources and makes other operating decisions based on specific business opportunities; and

•	The Company has an integrated investment process through which the Investment Research, Portfolio Management and Trading teams support all the products that the Company offers.

The Company has three primary sources of revenue: management fees, incentive fees and investment income. Management fees are generally based on a percentage of AUM of the Funds. Incentive fees are earned based on the performance of the Funds. Investment income represents interest income and realized/unrealized gains and losses on investments in the products sponsored by us and third parties.

Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management believes that estimates utilized in the preparation of the Consolidated Financial Statements are prudent and reasonable. Actual results could differ from those estimates and such differences could be material.

Certain prior year amounts in the Consolidated Financial Statements and the related notes have been re-presented to conform to current period presentation and provide additional details. These items include detailed break out of line items for Net Results of Consolidated Entities (Note 6), Employee compensation and benefits, share-based compensation, and General and administrative expenses on the Consolidated Statements of Operations as well as Contributions from and Distributions to noncontrolling interests on the Consolidated Statements of Cash Flows and Consolidated Statements of Equity.

The Reorganization Transaction was a transaction between entities under common control, therefore, the Company included in this Form 10-K the Consolidated Financial Statements of both CIFC LLC and CIFC Corp. For the Consolidated Financial Statements of CIFC LLC, the prior year comparative Consolidated Financial Statements includes the Consolidated Balance Sheet, Statement of Operations, Comprehensive Income (Loss), Equity and Cash Flows as of and for the year ended December 31, 2014 of CIFC Corp.

Principles of Consolidation—The Consolidated Financial Statements include the financial statements of CIFC and its wholly-owned subsidiaries, the entities in which the Company has a controlling interest ("Consolidated Funds") and variable interest entities ("VIEs" or "Consolidated VIEs") for which the Company is deemed to be the primary beneficiary (together with Consolidated Funds, the "Consolidated Entities"). The Company adopted the amendments of Accounting Standard Update "ASU" 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02") (see Note 3).

All intercompany balances and transactions have been eliminated upon consolidation. This consolidation, particularly with respect to the Consolidated Entities, significantly impacts the Company's Consolidated Financial Statements.

Consolidated Entities—As a result of the Reorganization Transaction (Notes 1 & 16), disclosures below relate to CIFC LLC as of December 31, 2015 and 2014 and CIFC Corp. as of December 31, 2014.

Consolidated Entities includes the operating results of the Consolidated Funds and the Consolidated VIEs. As of December 31, 2015 and 2014, the Company held $81.8 million and $62.6 million, respectively, of investments in its Consolidated Entities.

Consolidated VOEs—The Company consolidates entities in which it has a controlling voting interest. As of December 31, 2015, the Company did not consolidate any entities under the voting interest model. As of December 31, 2014, the Company had consolidated the Tactical Income Fund and the Senior Secured Corporate Loan Fund under this model. Effective January 1, 2015, pursuant to the adoption of ASU 2015-02, our consolidation assessment changed. See below & Note 3.

Consolidated VIEs—The Company also consolidates variable interest entities in which it is deemed the primary beneficiary. These Consolidated VIEs generally include certain CLOs (collectively, the "Consolidated CLOs"), warehouses, loan investment products, and other similar legal entities (see Note 3 for further details).

Tactical Income Fund—The Company invests in and manages an open-end credit fund that invests primarily in second-lien loans (the "Tactical Income Fund"). Under the new rules, limited partnerships where investors lack the right to remove the general partners, are deemed VIEs. The Company is deemed the primary beneficiary as it cannot be removed as the investment manager and has a significant financial interest in the fund. As of December 31, 2015 and 2014, the Company held an investment of $33.2 million and $11.0 million, respectively, and the limited partners held $7.8 million and $6.5 million, respectively. Limited partners' interests were reported in "Noncontrolling interests in Consolidated Funds" on the Consolidated Balance Sheet.

Consolidated CLOs and Other—As of December 31, 2015, the Company consolidated 2 CLOs and 2 credit funds (including Tactical Income Fund). As of December 31, 2014, the Company consolidated 31 CLOs. See Note 4. The adoption of ASU 2015-02, resulted in the deconsolidation of 30 CLOs as of January 1, 2015.

Warehouses—From time to time, the Company will create special purpose vehicles ("SPVs") to warehouse SSCLs in advance of sponsoring new CLOs or other funds. The Company may contribute equity to the new SPVs which are typically levered three to five times depending on the terms agreed to with the warehousing counterparties. When the related CLO or Fund is sponsored, typically around three to nine months later, the warehouse is “terminated,” with it concurrently repaying the related financing and returning to the Company its equity contribution, net of gains and losses, if any. Since the launch of the Warehouse Fund (see below), the Company's direct investments in warehouses it manages have been limited.

During the year ended December 31, 2015, the Company consolidated and deconsolidated two warehouses. During the year ended December 31, 2014, the Company consolidated seven warehouse(s) and deconsolidated six warehouse(s). As of December 31, 2015, the Company did not consolidate any warehouse, and as of December 31, 2014, the company consolidated one warehouse.

Unconsolidated VOEs—Warehouse Fund—In December 2014, the Company launched a closed-end structured credit fund that invests primarily in equity interests of warehouses managed by CIFC (the "Warehouse Fund"). As of December 31, 2015 and 2014, the carrying value of the Company's investment, as the general partner of the fund, was $13.9 million and $10.6 million, respectively.

Co-Investment Fund—During 2013, the Company launched a closed-end structured credit fund that invests primarily in residual tranches of CLOs and, to a lesser extent, warehouses, managed by CIFC (the "Co-Investment Fund"). As of December 31, 2015 and 2014, the carrying value of the Company's investment, as the general partner of the fund, was $12.1 million and $16.6 million, respectively.

The limited partners of both the Warehouse Fund and the Co-Investment Fund may remove the general partner's presumption of control, and as such, the Company did not consolidate these funds. The adoption of ASU 2015-02, did not change our consolidation conclusion. The Company's investments in these funds were recorded in "Investments" on the Company's Consolidated Balance Sheets.

Unconsolidated VIEs—Senior Secured Corporate Loan Fund—The Company invests in and manages an open-end credit fund that invests in U.S. performing senior secured corporate loans (the "Senior Secured Corporate Loan Fund") to provide capital appreciation and risk-adjusted returns to its investors. Pursuant to the adoption of ASU 2015-02, the Company deconsolidated this fund on a modified retroactive basis (or as of January 1, 2015). Under the new rules, limited partnerships where investors lack the right to remove the general partners, are deemed VIEs. The Company is not deemed the primary beneficiary because it does not have a significant financial interest in the fund. As of December 31, 2015, the Company held an investment of $5.4 million in the fund which was reported in "Investments" on the Company's Consolidated Balance Sheet. As of December 31, 2014, the Company held an investment of $5.2 million and the limited partners held an investment of $204.5 million. Limited partners' interests were reported in "Noncontrolling interests in Consolidated Funds" on the Consolidated Balance Sheet.

As of December 31, 2015, the Company had variable interests in 28 CLO, 8 CDOs, and 2 Non-CLO products (including the Senior Secured Corporate Loan Fund), which the Company managed, that were not consolidated (collectively the "Unconsolidated VIEs") as the Company was not deemed to be the primary beneficiary of the Unconsolidated VIEs. As of December 31, 2014, the Company's unconsolidated VIEs included 1 CLO, 8 CDOs and 4 Non-CLO products. The adoption of ASU 2015-02, resulted in the deconsolidation of 30 CLOs as of January 1, 2015.

The Company's maximum exposure to loss on Unconsolidated VIEs includes its investment, management fee receivables and future management fees collectible by the Company. As of December 31, 2015, the Company invested $29.0 million in Unconsolidated VIEs and the Company's management fee receivables were $4.1 million. As of December 31, 2014, the Company had no investments in its Unconsolidated VIEs and the Company's management fee receivables were $0.3 million.

Note 3—Summary of Significant Accounting Policies and Recent Accounting Updates

Consolidation—VIEs—In February 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-02. The amendments changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. As of September 30, 2015, the Company elected to early adopt this guidance on a modified retroactive basis (as of January 1, 2015) (see below).

Under the consolidation guidelines, the Company evaluates whether (a) it holds a variable interest in an entity, (b) the entity is a variable interest entity ("VIE") and (c) the Company is the primary beneficiary ("PB") of the VIE. An entity is a VIE if it meets any of the following criteria: total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated support; holders of equity investment at risk (as a group) lack the power to direct the activities of the entity that significantly impact economic performance or the obligation to absorb losses or right to receive residual returns of the entity; and voting rights of some investors are disproportionate to their obligation to absorb losses/receive returns and substantially all of the activities are on behalf of the investor with disproportionately few voting rights. Further a reporting entity is deemed to be the PB if (i) it has the power to direct the activities of the entity that most significantly impact the economic performance ("power criteria") and (ii) it holds a controlling financial interest ("economic criteria"). Generally, the Company determines whether it is the PB of a VIE through a qualitative assessment; however, when deemed necessary, a quantitative assessment may also be performed. This consolidation assessment is performed upon inception of the relationship and reconsidered when certain events have occurred.

Prior to the adoption of ASU 2015-02, incentive or performance fees received by the Company for its investment management services were considered variable interests. Pursuant to the adoption of ASU 2015-02, incentive or performance fees that are customary and commensurate of the level of services provided, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered variable interests. As such, certain CLOs, CDOs and warehouses, where the Company held direct interests or indirect interests through related parties, were considered variable interests and a consolidation analysis was performed. Further, CLOs, CDOs and warehouses generally meet the VIE criteria as they have minimal equity at risk.

For CLOs, the Company's investment management services meet the power criteria of the PB consideration. In certain cases, when it was determined that the Company's investment in the CLO was significant, the Company met the economic criteria and consolidated the CLO. To determine significance, the Company evaluated its right to receive and obligation to absorb the VIE's expected future gains and losses. The expected future gains and losses of the VIE are determined based on an internally developed discounted cash flows model that utilizes both observable and unobservable inputs. Significant inputs to the models include the structure of the VIE and estimates related to loan default rates, recovery rates, projected call dates, prepayment rates and discount rates. As of December 31, 2015 and January 1, 2015 (adoption date), the Company consolidated 2 and 1 CLO(s), respectively, for which it was deemed to be the PB. For warehouses, where the Company's investment management services meet the power criteria and where the Company contributes significant equity to a warehouse, the Company may meet both the power and economic criterion and consolidate the warehouse. As of December 31, 2015, the Company did not consolidate any warehouses and as of January 1, 2015 (adoption date), the Company consolidated 1 warehouse. However, during the twelve months ended December 31, 2015, the Company consolidated 2 warehouses which were opened and closed during the reporting period.

Upon adoption of the new consolidation rules, the granting of substantive kick-out rights is a key consideration in determining whether a limited partnership, or similar entity, is a VIE and whether or not that entity should be consolidated. Consequently, the adoption of ASU 2015-02, resulted in the deconsolidation of the Senior Secured Corporate Loan Fund (see Note 2).

Entities that do not qualify as VIEs are generally assessed for consolidation as voting interest entities under the voting interest model (see below). Performance of these consolidation assessments requires the exercise of judgment.

Consolidation—VOEs—The Company consolidates all entities that it controls through a majority voting interest (or "VOE").

Appropriated Retained Earnings (Deficit) of Consolidated VIEs—Prior to the adoption of ASU 2014-13 (see below), appropriated retained earnings (deficit) of Consolidated VIEs represented the excess fair value of the Consolidated CLO or CDOs' assets over the Consolidated CLO or CDOs' liabilities upon initial consolidation and was subsequently adjusted each reporting period for the net income (loss) attributable to the Consolidated VIEs.
Non-Controlling Interests in Consolidated Funds—“Noncontrolling interests in Consolidated Funds” represents the component of equity in Consolidated Funds held by third party investors. During each reporting period, these interests are adjusted by the third party's performance allocation and additional subscriptions or redemptions as permitted by the applicable governing agreement(s). The third party’s performance is reported in “Net (income) loss attributable to noncontrolling interests in Consolidated Entities.”

Business Combinations—Upon the acquisition of a business, the Company records all assets acquired and liabilities assumed at their estimated fair values, including intangible assets and goodwill. Strategic transaction related costs are expensed as incurred.

Intangible Assets—The Company's intangible assets consist primarily of contractual rights to earn future management fees from CLOs. The Company determined that all intangible assets held are comprised of assets with finite lives and are amortized on a straight line basis or based on a ratio of expected discounted cash flows of the contracts. Intangible assets with finite lives are tested for impairment if events or changes in circumstances indicate that the assets may not be recoverable. If the Company determines the carrying value of an intangible asset is not recoverable it will record an impairment charge to the extent its carrying value exceeds its estimated fair value. Impairments of intangible assets are recorded in "Impairment of intangible assets" on the Consolidated Statements of Operations. See Note 9 for further details.

Goodwill—The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identifiable intangible assets) and liabilities assumed is recorded as goodwill. Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired and is not amortized. Goodwill has been recognized as a result of strategic mergers and acquisitions. The Company reviews goodwill periodically, at least on an annual basis on November 30th of each year, to determine whether the carrying value of goodwill is impaired. If goodwill is deemed to be impaired, the difference between the carrying amount reflected in the Consolidated Financial Statements and the estimated fair value is recognized as an expense in the period in which the impairment occurs. The Company has one reporting unit for which goodwill is tested for impairment. See Note 9 for further details.

Contingent Consideration and Contingent Liabilities—Contingent consideration and contingent liabilities assumed in business combinations are recorded at fair value and measured at fair value at each reporting date with changes in fair value recorded within "Net gain (loss) on contingent liabilities" on the Consolidated Statements of Operations. See Note 10 for further details.

Fair Value Measurements and Presentation—The Company categorizes its financial instruments carried at fair value into a three-level fair value hierarchy based on the transparency of the inputs to the valuation of the asset or liability as of the measurement date. A financial instrument’s categorization within the valuation hierarchy is determined by the lowest level of input that is significant to the fair value measurement. The assessment of significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument. The three levels are defined as follows:

•
Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. Financial instruments included in Level 1 are generally equity securities or derivatives listed on an exchange with active markets. The Company held no Level 1 financial instruments during the periods presented.

•
Level 2—inputs to the valuation methodology include quoted prices for similar financial instruments in active markets, quoted prices for identical financial instruments in inactive markets, and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. The Company's financial instruments generally included in this category are loans where asset valuations are provided by third-party pricing services (loan valuations provided by third-party pricing services based on a composite price determined using fewer than two quotes are classified as Level 3), corporate bonds and investments in CLOs and CDOs where asset valuations are provided by third-party pricing services, and total return swaps on warehouses.

•
Level 3—inputs to the valuation methodology include significant unobservable inputs to the fair value measurement. This includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation. The Company's financial instruments generally included in this category are corporate bonds, investments in CLOs, CDOs and loans where valuations are provided by third-party pricing services based on a composite price determined using fewer than two quotes, loans where asset valuations are not provided by third-party pricing services and whose fair value is determined using the Company's comparable companies pricing model or other pricing models, warrants, long-term debt of the Consolidated CLOs (including the subordinated notes). Long-term debt of the Consolidated VIEs is no longer measured using a third-party pricing service due to the adoption of ASU 2014-13 effective January 1, 2015 (see below).

Determination of Fair Values—Fair value is the price a market participant would receive in the sale of an asset, or pay to transfer a liability, in an orderly transaction at the measurement date. Where available, fair value is based on observable market prices or parameters or is derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are utilized. These valuation models involve estimation and judgment, the degree of which is dependent on both the price transparency for the instruments or market and the instruments’ complexity. Assets and liabilities recorded at fair value in the Consolidated Financial Statements are categorized for disclosure purposes based on the level of judgment associated with the inputs used to measure their value as described above. Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period.

Many financial instruments have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that market participants are willing to pay for an asset. Ask prices represent the lowest price market participants are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, the Company's policy is to take the mid-point in the bid-ask spread to value these financial instruments as a practical expedient for determining fair value permissible under the guidance. Fair value is a market-based measure considered from the perspective of the market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, when market assumptions are not readily available, assumptions are set to reflect those that the Company believes market participants would use in pricing the financial instrument at the measurement date.

The availability of observable inputs can vary depending on the financial instrument and is affected by a variety of factors, including, for example, the type of product, age of the product, whether the product is traded on an active exchange or in the secondary market and, current market conditions. Determinations of fair value require more judgment to the extent that the valuation is based on inputs that are either less observable or unobservable in the market. Accordingly, the degree of judgment exercised in determining fair value is greatest for financial instruments classified as Level 3.

The fair value process is monitored by the Valuation Committee. The Valuation Committee is chaired by the Co-President and the Chief Investment Officer and is comprised of investment, finance, and portfolio control professionals. The purpose of the committee is to oversee the pricing policy and procedures by ensuring objective and reliable valuation practices and pricing of financial instruments, as well as addressing fair valuation issues and approving changes to valuation methodologies and pricing sources.  Meetings are held at least quarterly to discuss and analyze the significant assumptions utilized in the Company's internally developed models and to review the valuations provided by third-party pricing services for reasonableness. The Company engages reputable third-party pricing services and regularly reviews the valuation methodologies provided by those third-party pricing services to ensure the fair value measurement provided by those services.

Fair Value Option—The Company has elected the fair value option for (i) its investments in the CLO, warehouses and credit funds it manages and (ii) the financial assets and the financial liabilities of the Consolidated Entities. For investments in CLO, warehouse and credit funds where the Company is not required to consolidate, the unrealized appreciation or depreciation and realized gains and losses on the investments are recorded in the Consolidated Statements of Operations within "Net gain (loss) on investments."

For Consolidated Entities, prior to the adoption of ASU 2014-13, the measurement difference between the fair value of the financial assets and the fair value of the financial liabilities resulted in net gains (losses) that were reported in the Company's consolidated operating results. Unrealized appreciation or depreciation and realized gains and losses on assets and liabilities of Consolidated VIEs were recorded in the Consolidated Statements of Operations within "Net gain (loss) on Investments-Consolidated Entities" and "Net gain (loss) on Liabilities-Consolidated Entities." The adoption of the new measurement guidance eliminated the non-economic measurement differences and the associated income volatility.

Financial Instruments held by Consolidated VIEs—Prior to the adoption of ASU 2014-13 (as defined below), the Company elected the fair value option for the consolidated assets and liabilities of the CLOs and warehouses. These assets are considered trading securities and therefore are not held at amortized cost. Accordingly, the measurement difference between the fair value of the financial assets and the fair value of the financial liabilities resulted in net gains (losses) that were reported in the Company's Consolidated Statements of Operations within "Net gain (loss) on Investments-Consolidated Entities" and "Net gain (loss) on Liabilities-Consolidated Entities."

Upon adoption of ASU 2014-13, the Company has elected to use the measurement alternative for measuring financial assets and financial liabilities of the Company's CLOs and warehouses. The Company determined that financial assets of its CLOs and warehouses are generally more observable. The assets underlying the Company's managed CLOs and warehouses are SSCLs which are generally traded on an active over-the-counter system where generally multiple broker quotes can be obtained at the measurement date. The CLO debt market is also actively traded; however, quotations are available on a limited scale in comparison to the financial assets. Further, there is no active market for warehouse debt. As a result, the financial assets of the consolidated CLOs and warehouses are measured at fair value and the financial liabilities are measured in consolidation as: (1) the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLOs less (2) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company). ASU 2014-13 was applied on a modified retroactive basis (as of January 1, 2015) (see below).

Under the measurement alternative, the Company’s Consolidated Statement of Operations reflects the Company’s economic interests in the consolidated CLOs and warehouses including (i) changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for its investment management services.
Revenue Recognition—Management and Incentive Fees —The Company earns management and incentive fees from the Funds it manages. These management fees are paid periodically in accordance with the terms of the individual management agreements for as long as the Company manages the Funds. The management fees paid to the Company by these Funds are the Company's primary source of revenue. Management fees typically consist of fees based on the amount of assets held in the Funds. Management fees are recognized as revenue when earned. The Company does not recognize incentive fees until all contingencies have been removed.
Revenue Recognition—Interest Income from Investments—From time to time, the Company will invest in investment products it manages. “Interest income from investments” includes interest revenue from these investments and a portion of equity distributions earned from the Company’s investment in the residual interests of CLOs.
For the CLOs and warehouses that the Company does not consolidate, interest income is recognized using the effective interest method and reported in "Interest income from investments" on the Condensed Consolidated Statement of Operations. Interest income on consolidated CLOs/warehouses is reported on the Condensed Consolidated Statements of Operations in "Interest income-Consolidated Entities" (Note 6).

Consolidated Entities’ Assets—Receivables/Revenues—Interest income is accrued regularly on the SSCLs held by the Consolidated Entities. The Company has elected to account for all assets of the Consolidated Entities under the fair value option. At the end of each reporting period, past due or non-accrual status receivables (interest only) are written-off or adjusted in the fair value of the respective fund.
Long-Term Debt— Pursuant to the adoption of ASU 2015-03 (see below), the Company's Junior Subordinated and Senior Notes are recorded net of debt issuance costs. Debt issuance costs will amortize on a straight line basis as interest expense over the life of the debt. The Convertible Notes were recorded at a discount, which were being amortized as interest expense over the life of the debt. The Convertible Notes were converted during 2014.
Consolidated Entities’ Long-Term Debt—Subordinated notes of the Consolidated Entities have certain characteristics of equity and are recorded as debt on the Consolidated Balance Sheets as they have stated maturities. The maturities indicate a date on which they are mandatorily redeemable and redemption is required only upon liquidation or termination of the CLO and not upon liquidation or termination of the Company. Interest expense of Consolidated Entities is recorded in "Interest Expense - Consolidated Entities" on the Consolidated Statements of Operations.
Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, cash held in banks and liquid investments with original maturities of 90 days or less.

Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents represent amounts held by third parties for settlement of certain obligations and cash, subject to certain restrictions, held in non-recourse entities (including Consolidated Entities).
Due from Brokers and Due to Brokers—Amounts due from brokers and due to brokers generally represent unsettled trades. Amounts due from brokers and due to brokers are recorded as assets and liabilities, respectively.
Equipment and Improvements—Equipment and Improvements are stated at cost, net of accumulated depreciation. Depreciation is generally recorded using the straight-line method over the estimated useful lives of the various classes of equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining life of the lease using the straight-line method. The Company does not consider renewal options when determining the amortization of leasehold improvements unless renewal is considered reasonably assured at the inception of the lease. Equipment and Improvements are periodically reviewed for indications of impairment and written down to fair value if impaired.
Income Taxes—Current federal income taxes are recognized based on amounts estimated to be payable or recoverable as a result of taxable income for the current year. Deferred tax assets and liabilities are recognized for the future income tax consequences (temporary differences) attributable to the difference between the carrying amounts of assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The Company recognizes the effect of changes in income tax laws or rates on deferred tax assets and liabilities in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets to the amount that is more likely than not to be realized. Components of deferred tax assets, liabilities and valuation allowance are included in Note 15.
GAAP provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the Consolidated Financial Statements. Uncertain tax positions disclosure, if any, are included in Note 15. The Company accrues interest and penalties, if applicable, in income tax expense. Tax years that remain open to examination by major tax jurisdictions include 2011 through the current year.
Share-Based Compensation—Compensation cost for share-based awards are generally measured based on the grant-date fair value of the award. Share-based awards that do not require future service (i.e. vested awards) are expensed immediately. Share-based awards that require future service or performance conditions are amortized over the relevant service period. The Company communicates "target awards" at the beginning of the performance period and the final payouts are determined when performance criterion are met at the end of the performance period. Amortization is recognized as "Share-based compensation" in the Consolidated Statements of Operations. See Note 12 for the required disclosure relating to share-based compensation.
Earnings Per Share—Basic earnings per share is calculated by dividing net income (loss) attributable to the Company by the weighted-average number of shares outstanding for the period. Diluted earnings per share adjusts basic earnings per share by the dilution that would have occurred had all contingent issuances of shares that would have individually reduced earnings per share occurred at either the beginning of the period or the time of issuance of the potentially dilutive securities, if those securities were issued during the period. The Company uses the treasury stock method to determine the dilutive effect of stock options, warrants and unvested restricted stock units ("RSUs") and the if-converted method to determine the dilutive effects of the Convertible Notes. During 2014, the Convertible Notes were converted. See Note 14 for the computation of earnings per share.
Recent Accounting Updates

Adopted Guidance:

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Topic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented on the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard does not affect the recognition and measurement of debt issuance costs. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The Company early adopted ASU 2015-03 and presented debt issuance costs related to its recourse debt as a direct deduction on the carrying value of the associated debt liability. As part of the retroactive adoption, as of December 31, 2014, the Company reclassified $1.8 million of Junior Subordinated Note debt issuance costs from Prepaid and other assets to a contra liability account as a direct deduction of the net carrying value of Long-term debt (Note 11).

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). Under the guidance, investments measured at net asset value (“NAV”), as a practical expedient for fair value, are excluded from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, entities must provide additional disclosures for investments for which they elect to use the NAV practical expedient to determine fair value. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and early adoption is permitted. The ASU should be applied retrospectively to all periods presented. The Company early adopted ASU 2015-07 and excluded from the fair value hierarchy table investments in its unconsolidated credit funds that are measured at NAV as a practical expedient as of December 31, 2015 and 2014 (Note 5).
In February 2015, the FASB issued ASU 2015-02. The guidance amends the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The revised consolidation guidance, among other things, (i) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or VOEs, (ii) eliminated the presumption that a general partner should consolidate a limited partnership, and (iii) modifies the consolidation analysis of reporting entities that are involved with VIEs through fee arrangements and related party relationships. The standard is effective for the Company beginning on January 1, 2016, however, early adoption is allowed. The Company early adopted ASU 2015-02 on a modified retroactive basis. Upon adoption, as of January 1, 2015, the Company deconsolidated 30 CLOs and the Senior Secured Corporate Loan Fund from its Consolidated Financial Statements. As of January 1, 2015, the Company made a non-cash adjustment to deconsolidate Consolidated Entities' assets of $12.6 billion and Consolidated Entities' liabilities of $12.3 billion. This resulted in a cumulative effect adjustment of $127.9 million to beginning "Appropriated retained earnings (deficit) of Consolidated VIEs" and $204.4 million to beginning "Noncontrolling interests in Consolidated Funds". The Company's investment in unconsolidated CLOs and the Senior Secured Corporate Loan fund have been reported in "Investments" on the Consolidated Balance Sheet as of December 31, 2015. The Consolidated Financial Statements reflect the impact of this adoption as of January 1, 2015.
In August 2014, the FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-13”) which provides guidance on measuring the financial assets and financial liabilities of a consolidated collateralized financing entity (“CFE”), such as CLOs and warehouses. Entities may make an election to measure the CFE on the basis of either the fair value of the CFE’s financial assets or financial liabilities, whichever is deemed more observable. This will eliminate the non-economic measurement differences between financial assets and financial liabilities and the associated income volatility. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public companies and early adoption is permitted. The adoption can be applied on a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption or retrospectively to all relevant prior periods. In conjunction with the adoption of ASU 2015-02 (see above and Note 2), the Company has also elected to early adopt ASU 2014-13 on a modified retroactive basis. As of January 1, 2015, ASU 2014-13 was applied to the consolidated CLOs (Note 2). This resulted in a cumulative effect adjustment of $6.9 million to beginning "Appropriated retained earnings (deficit) of Consolidated VIEs".
Guidance not yet adopted:
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date. The ASU amends the effective date of ASU 2014-09 for all entities by one year. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard clarifies the required factors that an entity must consider when recognizing revenue and also requires additional disclosures. With the issuance of ASU 2014-15 the new effective date for the Company is beginning January 1, 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The guidance will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company does not believe this guidance will have a material impact on its Consolidated Financial Statements.

Note 4—Consolidated VIEs

Although the Company consolidates all the assets and liabilities of the Consolidated VIEs (including the Consolidated CLOs, warehouses and other investment products), its maximum exposure to loss is limited to its investments and beneficial interests in the Consolidated VIEs and the receivables of management fees from the Consolidated VIEs. All of these items are eliminated upon consolidation. The assets of each of the Consolidated VIEs are administered by the trustee of each fund solely as collateral to satisfy the obligations of the Consolidated VIEs. If the Company were to liquidate, the assets of the Consolidated VIEs would not be available to the Company's general creditors, and as a result, the Company does not consider them its assets. Additionally, the investors in the debt and residual interests of the Consolidated VIEs have no recourse to the Company's general assets. Therefore, this debt is not the Company's obligation.

The following table summarizes the Company's total maximum exposure to loss on these Consolidated VIEs, as follows (1):

	CIFC LLC	CIFC Corp.	CIFC LLC & CIFC Corp.
	December 31, 2015		December 31, 2014
	(In thousands)
Maximum exposure to loss:
Investments and beneficial interests (2)	$81,752	$—	$46,651
Receivables	605	—	4,200
Total maximum exposure to loss	$82,357	$—	$50,851

Explanatory Notes:
________________________________

(1)	In addition, exposure to loss excludes future management fees on the Consolidated VIEs, which are not included in the table.

(2)	Investments made in our Consolidated VIEs are eliminated in consolidation.

Note 5—Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair Value Hierarchy—The following table summarizes the assets and liabilities carried at fair value on a recurring basis, by class and level:

CIFC LLC	December 31, 2015					December 31, 2014
	Level 1	Level 2	Level 3	NAV	Estimated Fair Value	Level 1	Level 2	Level 3	NAV	Estimated Fair Value
	(In thousands)					(In thousands)
Assets
Investments:
Credit Funds (1)	$—	$—	$—	$31,411	$31,411	$—	$—	$—	$27,169	$27,169
Loans	—	—	—	—	—	—	2,959	967	—	3,926
Structured products & other	—	1,768	37,517	—	39,285	—	—	7,604	—	7,604
Subtotal	—	1,768	37,517	31,411	70,696	—	2,959	8,571	27,169	38,699
Consolidated Entities:
Loans (2)	—	1,067,539	281,868	—	1,349,407	—	9,184,488	2,517,887	—	11,702,375
Corporate bonds	—	—	—	—	—	—	—	478	—	478
Structured products & other	—	840	1,156	—	1,996	—	—	69,973	—	69,973
Total Consolidated Entities	—	1,068,379	283,024	—	1,351,403	—	9,184,488	2,588,338	—	11,772,826
Total Assets	$—	$1,070,147	$320,541	$31,411	$1,422,099	$—	$9,187,447	$2,596,909	$27,169	$11,811,525
Liabilities
Contingent liabilities	$—	$—	$8,338	$—	$8,338	$—	$—	$12,668	$—	$12,668
Consolidated Entities:
Long-term debt (2)	—	—	—	—	—	—	—	12,049,034	—	12,049,034
Total Consolidated Entities	—	—	—	—	—	—	—	12,049,034	—	12,049,034
Total Liabilities	$—	$—	$8,338	$—	$8,338	$—	$—	$12,061,702	$—	$12,061,702

CIFC Corp.	December 31, 2015					December 31, 2014
	Level 1	Level 2	Level 3	NAV	Estimated Fair Value	Level 1	Level 2	Level 3	NAV	Estimated Fair Value
	(In thousands)					(In thousands)
Assets
Investments:
Credit Funds (1)	$—	$—	$—	$—	$—	$—	$—	$—	$27,169	$27,169
Loans	—	—	—	—	—	—	2,959	967	—	3,926
Structured products & other	—	—	739	—	739	—	—	7,604	—	7,604
Subtotal	—	—	739	—	739	—	2,959	8,571	27,169	38,699
Consolidated Entities:
Loans (2)	—	—	—	—	—	—	9,184,488	2,517,887	—	11,702,375
Corporate bonds	—	—	—	—	—	—	—	478	—	478
Structured products & other	—	—	—	—	—	—	—	69,973	—	69,973
Total Consolidated Entities	—	—	—	—	—	—	9,184,488	2,588,338	—	11,772,826
Total Assets	$—	$—	$739	$—	$739	$—	$9,187,447	$2,596,909	$27,169	$11,811,525
Liabilities
Contingent liabilities	$—	$—	$8,338	$—	8,338	$—	$—	$12,668	$—	$12,668
Consolidated Entities:
Long-term debt (2)	—	—	—	—	—	—	—	12,049,034	—	12,049,034
Total Consolidated Entities	—	—	—	—	—	—	—	12,049,034	—	12,049,034
Total Liabilities	$—	$—	$8,338	$—	$8,338	$—	$—	$12,061,702	$—	$12,061,702

Explanatory Note:
______________________________

(1)	Pursuant to the adoption of ASU 2015-07, disclosure of assets measured at NAV as a practical expedient in the fair value hierarchy is no longer required.

(2)
As of December 31, 2015 and 2014, the total aggregate unpaid principal balance of loans was $1.4 billion and $12.0 billion, respectively. See Note 11 for total contractual principal amounts. As of December 31, 2015, Long-term debt of the Consolidated VIEs was no longer measured using a third-party pricing service due to the adoption of ASU 2014-13 (Note 3).

Changes in Level 3 Recurring Fair Value Measurements—The following tables summarize by class the changes in financial assets and liabilities measured at fair value classified within Level 3 of the valuation hierarchy. Net realized and unrealized gains (losses) for Level 3 financial assets and liabilities measured at fair value are included in the Consolidated Statements of Operations.

CIFC LLC	Level 3 Financial Assets
	For the Year Ended December 31, 2015
	Investments			Investment Assets of Consolidated Entities
	Loans	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$967	$7,604	$8,571	$2,517,887	$478	$69,973	$2,588,338
Transfers into Level 3 (1)	—	—	—	51,012	—	—	51,012
Transfers out of Level 3 (2)	—	—	—	(69,435)	—	(1,803)	(71,238)
Transfers in due to consolidation or acquisition	—	—	—	143,856	—	—	143,856
Transfers out due to consolidation or acquisition	—	(12,546)	(12,546)	—	—	—	—
Transfers in (out) due to deconsolidation (2)(3)	—	23,614	23,614	(2,476,625)	(478)	(67,383)	(2,544,486)
Transfers between classes	—	(2,613)	(2,613)	—	—	2,613	2,613
Net realized/unrealized gains (losses) (3)	33	(6,828)	(6,795)	(16,747)	—	(143)	(16,890)
Purchases (3)	990	63,060	64,050	246,256	—	1,129	247,385
Sales (3)	(1,990)	(28,715)	(30,705)	(95,305)	—	(3,230)	(98,535)
Settlements (3)	—	(6,059)	(6,059)	(19,031)	—	—	(19,031)
Estimated fair value, end of period	$—	$37,517	$37,517	$281,868	$—	$1,156	$283,024
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$—	$(5,689)	$(5,689)	$(4,875)	$—	$(163)	$(5,038)

CIFC Corp.	Level 3 Financial Assets
	For the Year Ended December 31, 2015
	Investments			Investment Assets of Consolidated Entities
	Loans	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$967	$7,604	$8,571	$2,517,887	$478	$69,973	$2,588,338
Transfers into Level 3 (1)	—	—	—	51,012	—	—	51,012
Transfers out of Level 3 (2)	—	—	—	(69,435)	—	(1,803)	(71,238)
Transfers in due to consolidation or acquisition	—	—	—	143,856	—	—	143,856
Transfers out due to consolidation or acquisition	—	(12,546)	(12,546)	—	—	—	—
Transfers in (out) due to deconsolidation (2)(3)	—	23,614	23,614	(2,476,625)	(478)	(67,383)	(2,544,486)
Transfers between classes	—	(2,613)	(2,613)	—	—	2,613	2,613
Net realized/unrealized gains (losses) (3)	33	(6,828)	(6,795)	(16,747)	—	(143)	(16,890)
Purchases (3)	990	63,060	64,050	246,256	—	1,129	247,385
Sales (3)	(1,990)	(28,715)	(30,705)	(95,305)	—	(3,230)	(98,535)
Settlements (3)	—	(6,059)	(6,059)	(19,031)	—	—	(19,031)
Reorganization Transaction - Transfers out to CIFC LLC	$—	$(36,778)	$(36,778)	$(281,868)	$—	$(1,156)	$(283,024)
Estimated fair value, end of period	$—	$739	$739	$—	$—	$—	$—
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$—	$(78)	$(78)	$—	$—	$—	$—

CIFC LLC and CIFC Corp.	Level 3 Financial Assets
	For the Year Ended December 31, 2014
	Investments			Investment Assets of Consolidated Entities
	Loans	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$510	$—	$510	$1,706,290	$16,220	$93,516	$1,816,026
Transfers into Level 3 (1)	—	—	—	355,793	—	—	355,793
Transfers out of Level 3 (2) (3)	—	—	—	(296,059)	—	—	(296,059)
Transfers in due to consolidation or acquisition	1,008	—	1,008	32,523	—	5,321	37,844
Transfers between classes	(498)	—	(498)	498	—	—	498
Net realized/unrealized gains (losses) (3)	(53)	(311)	(364)	(55,695)	350	9,136	(46,209)
Purchases (3)	—	7,915	7,915	1,884,265	—	1,910	1,886,175
Sales (3)	—	—	—	(412,444)	(16,092)	(19,022)	(447,558)
Settlements (3)	—	—	—	(697,284)	—	(20,888)	(718,172)
Estimated fair value, end of period	$967	$7,604	$8,571	$2,517,887	$478	$69,973	$2,588,338
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$(23)	$(311)	$(334)	$(46,579)	$(28)	$679	$(45,928)

Explanatory Notes:
______________________________

(1)
Transfers in represent loans currently valued by a third-party pricing service using composite prices determined using less than two quotes, an internally developed pricing model or broker quotes and that were previously marked by a third-party pricing service using composite prices determined from two or more quotes.

(2)
Transfers out represent loans previously valued by an internally developed pricing model, broker quotes, or a third-party pricing service using composite prices determined using less than two quotes and are now being marked by a third-party pricing service using composite prices determined from two or more quotes.

(3)
The adoption of ASU 2015-02 was applied on a modified retrospective basis. Transfers out for the year ended December 31, 2015 reflect the deconsolidation of CLOs as of January 1, 2015. Net realized/unrealized gains (losses), purchases, sales and settlements for the twelve months ended December 31, 2015, also reflect the deconsolidation.

CIFC LLC and CIFC Corp.	Level 3 Financial Liabilities
	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
	Contingent Liabilities	Long-term Debt of Consolidated Entities	Total	Contingent Liabilities	Long-term Debt of Consolidated Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$12,668	$12,049,034	$12,061,702	$16,961	$10,484,975	$10,501,936
Sale of investments in Consolidated CLOs (1)	—	—	—	—	20,601	20,601
Transfer in due to consolidation	—	—	—	—	101,694	101,694
Transfer out due to deconsolidation or sale (2)(3)	—	(12,049,034)	(12,049,034)	—	—	—
Net realized/unrealized (gains) losses (2)	2,210	—	2,210	2,932	8,995	11,927
Purchases (2)	—	—	—	—	70,567	70,567
Issuances (2)	—	—	—	—	4,526,984	4,526,984
Settlements (2)(4)	(6,540)	—	(6,540)	(7,225)	(3,164,782)	(3,172,007)
Estimated fair value, end of period	$8,338	$—	$8,338	$12,668	$12,049,034	$12,061,702
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$2,210	$—	$2,210	$2,932	$230,011	$232,943

Explanatory Notes:
__________________________

(1)
Represents the Company's sales of its residual interests in the Consolidated CLOs. The sale removes the requirement to consolidate the CLOs, therefore, debt and/or subordinated notes of the CLOs are no longer eliminated in consolidation.

(2)
The adoption of ASU 2015-02 was applied on a modified retrospective basis. Transfers out for the year ended December 31, 2015 reflect the deconsolidation of CLOs as of January 1, 2015. Net realized/unrealized gains (losses), purchases, sales and settlements for the twelve months ended December 31, 2015, also reflect the deconsolidation.

(3)	Pursuant to the adoption of ASU 2014-13, the Long-term Debt of Consolidated Entities have been remeasured in accordance with the new guidance. (See Note 3 for details).

(4)	For Contingent Liabilities, amount represents payments made and due related to the contingent liabilities from the merger with Legacy CIFC (Note 10).

Fair Value Methodologies of Financial Instruments

The following is a description of the Company's valuation methodologies for financial instruments measured at fair value by class as required by ASC Topic 820, including the general classification of such instruments pursuant to the valuation hierarchy.

Credit Funds—Amounts include the Company's investment in unconsolidated credit funds where the Company co-invests with third-party investors. The fair value of investments in credit funds are generally determined based on the Company's proportionate share of the net asset value ("NAV") of the fund. Investors in the Company’s open-ended credit funds may redeem their interests, at any time, within 30 days after notice. Investors in the Company’s closed-end credit funds generally cannot redeem. The Company estimates that closed-end funds are expected to liquidate over 2 to 5 years. The Company has no unfunded commitments in its open-ended and closed-end credit funds. Pursuant to the adoption of ASU 2015-07, the Company's investments in credit funds have been excluded from the fair value hierarchy table. See Note 3.

Loans—Loans are generally valued via a third-party pricing service. The value represents a composite of the mid-point in the bid-ask spread of broker quotes or is based on the composite price of a different tranche of the same or similar security if broker quotes are unavailable for the specific tranche the Company owns. The third-party pricing service provides the number of quotes used in determining the composite price, a factor that the Company uses in determining the observability level of the inputs to the composite price. When the fair value of the loan investments is based on a composite price determined using two or more quotes the composite price is considered to be based on significant observable inputs and classified as Level 2 within the fair value hierarchy. When the fair value of certain loan investments is based on a composite price determined using less than two quotes, the composite price is considered to be based on significant unobservable inputs. In these instances, the Company performs certain procedures on a sample basis to determine that composite prices approximate fair market value. Alternative methodologies are used to value the loans such as a comparable company pricing model (an internally developed model using composite or other observable comparable market inputs) or an internally developed model using data including unobservable market inputs. Accordingly, loans valued using alternative methodologies are classified as Level 3 within the fair value hierarchy.

Corporate Bonds—Corporate bonds are generally valued via a third-party pricing service.  The inputs to the valuation include recent trades, discount rates and forward yield curves. Although the valuation model inputs used by third-party pricing services are generally obtained from active markets and are observable, third-party pricing services do not provide sufficient visibility into their pricing models. When a value is unavailable, the Company uses an internally developed discounted cash flow model that includes unobservable market inputs or broker quotes.  Accordingly corporate bonds are classified as Level 3 within the fair value hierarchy.

Structured Products & Other—Structured Products and Other primarily represents the fair value of investments in CIFC and third-party managed CLOs and warehouses. These assets are generally valued via a third-party pricing service. The inputs to the valuation include recent trade information, discount rates, forward yield curves, and loan level information (including loan loss, recovery and default rates, prepayment speeds and other security specific information obtained from the trustee and other service providers related to the product being valued). Although the inputs used in the third-party pricing service's valuation model are generally obtained from active markets, the third-party pricing service does not provide a detailed analysis for each security valued. The Company performs certain procedures on a sample basis to determine that prices approximate fair market value. When a value from a third-party pricing service is unavailable, the value may be based on an internally developed discounted cash flow model which includes unobservable market inputs or by broker quote.  Inputs to the internally developed model include the structure of the product being valued, estimates related to loan default, recovery and discount rates. Accordingly these assets are classified as Level 3 within the fair value hierarchy. The adoption of ASU 2015-02, resulted in the deconsolidation of 30 CLOs and the Senior Secured Corporate Loan fund on a modified retrospective basis (as of January 1, 2015). As of December 31, 2015, the Company consolidated 2 CLOs, and 2 credit funds.

In addition, included in Structured Products and Other are (i) equity securities not listed for trading on a national exchange ("Non-listed Equity Securities") received on certain loan restructurings within our portfolio and (ii) on occasion, warehouse total return swaps ("TRS", Note 7). Similar to the fair value of loans, Non-listed Equity Securities are valued using a third-party pricing service. When the fair value of a Non-listed Equity Security is determined using two or more quotes, it is classified as Level 2 within the fair value hierarchy, and when the fair value is determined using less than two quotes, it is classified as Level 3 within the fair value hierarchy. The fair value of a warehouse TRS is calculated as the sum of (i) the change in fair value of the reference obligations (SSCLs are valued at a composite of the mid-point in the bid-ask spread of broker quotes) since they became reference obligations, (ii) net realized gains (losses) on reference obligations sold during the period and (iii) interest income earned on the reference obligations, less an amount equal to LIBOR plus an agreed upon margin on the outstanding notional amount of the reference obligations. The warehouse TRS values are classified as Level 2 within the fair value hierarchy.

 Contingent Liabilities—The fair value of contingent liabilities is based on a discounted cash flow model. The model is based on projections of the relevant future management fee cash flows and utilizes both observable and unobservable inputs in the determination of fair value. Significant inputs to the valuation model include the structure of the underlying CLO and estimates related to loan default, recovery and discount rates.  Contingent liabilities are classified as Level 3 within the fair value hierarchy.

 Long-Term Debt of the Consolidated CLOs & Warehouses—Long-term debt of the Consolidated CLOs and warehouses consists of debt and subordinated notes of the Consolidated CLOs and warehouses. Prior to the adoption of ASU 2014-13, the fair value of the debt and subordinated notes of the Consolidated CLOs or warehouses were valued via a third-party pricing service. The inputs to the valuation included recent trade information, discount rates, forward yield curves, and loan level information (including loan loss, recovery and default rates, prepayment speeds and other security specific information obtained from the trustee and other service providers related to the product being valued). Although the inputs used in the third-party pricing service's valuation model were generally obtained from active markets, the third-party pricing service does not provide a detailed analysis for each security valued. The Company performed certain procedures on a sample basis to determine that prices approximated fair market value. When a value from a third-party pricing service was unavailable, the value was based on an internally developed discounted cash flow model which included unobservable market inputs or by broker quote.  Inputs to the internally developed model included the structure of the product being valued, estimates related to loan default, recovery and discount rates. Accordingly, the fair value of the debt and subordinated notes of the Consolidated CLOs or Warehouses were classified as Level 3 within the fair value hierarchy.

Pursuant to the adoption ASU 2014-13, the fair value of the financial liabilities are no longer measured using a third party pricing service and are excluded from the fair value hierarchy. Financial liabilities are measured as: (1) the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLOs less (2) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services (Note 3).

Quantitative Information about Level 3 Assets & Liabilities

The disclosure provided below provides quantitative information about the significant unobservable inputs used in the valuation of the contingent liabilities of Legacy CLOs (see Note 10).

	December 31, 2015			December 31, 2015	December 31, 2014	Impact of Increase in Input on Fair Value Measurement (1)
Financial Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Range	Range
Contingent Liabilities	$8,338	Discounted cash flows	Discount rate (2)	6.7% -12.0%	1.2%-12.5%	Decrease
			Default rate (3)	2.0%	2.0%	Decrease
			Recovery rate (3)	70%	70%	Increase
			Pre-payment rate (3)	40%	35-40%	Decrease
			Reinvestment spread of assets above LIBOR	3.0% -3.8%	3.0-3.8%	Increase
			Reinvestment price of assets	100.0	100.0	Increase

Explanatory Notes:
____________________________

(1)	The impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

(2)
The discount rate varies by type of management fee (senior management fee, subordinated management fee, or incentive fee), the priority of that management fee in the waterfall of the CLO and the relative risk associated with the respective management fee cash flow projections. Amounts are presented as a spread over LIBOR.

(3)	Generally an increase in the default rate would be accompanied by a directionally opposite change in assumption for the recovery and pre-payment rates.

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities

The Company has not elected the fair value option for certain financial liabilities. A summary of the carrying value and estimated fair value of those liabilities are as follows:

	As of December 31, 2015		As of December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value (3)	Estimated Fair Value
	(In thousands)
Financial liabilities:
Long-term debt:
Junior Subordinated Notes (1)(3)	$118,259	$57,371	$118,170	$57,314
Senior Notes (2)(3)	$37,902	$40,000	n/a	n/a

Explanatory Note:
________________________________

(1)
The Junior Subordinated Notes include both the March and October Junior Subordinated Notes (Note 11). The estimated fair values of the Junior Subordinated Notes were determined using a discounted cash flow model which utilizes significant unobservable inputs, including discount rates, yield and forward LIBOR curve assumptions.  This methodology is classified as Level 3 within the fair value hierarchy.

(2)
On November 2, 2015, the Company issued $40.0 million par value of Senior Notes which is carried at its outstanding principal balance net of debt issuance costs (Note 11). The estimated fair value of the Senior Notes approximates issuance price from November 2, 2015.

(3)
Pursuant to the adoption of ASU 2015-03 the carrying value has been adjusted to reflect the presentation of debt issuance costs as a direct deduction from the related liability for all periods presented in accordance with amended guidance on simplifying the presentation of such costs.

The carrying value of all of the following approximate the fair value of the financial instruments and are considered Level 1 in the fair value hierarchy: cash and cash equivalents, restricted cash and cash equivalents, due from brokers, receivables and due to brokers. In addition, amounts in the Consolidated Entities related to due from brokers, restricted cash and cash equivalents, receivables and due to brokers also approximate the fair value of the instruments and are all considered Level 1 in the fair value hierarchy.

Investments of the Consolidated Entities are diversified over multiple industries. In addition, applicable agreements governing CLOs and warehouses outline industry concentration limits. Management does not believe the Company has any significant concentration risks.

Note 6—Net Results of Consolidated Entities

Pursuant to the adoption of ASU 2015-02 (Note 3), the Company deconsolidated 30 CLOs and the Senior Secured Corporate Loan Fund from its Consolidated Financial Statements on January 1, 2015. The following table is a summary of net results of the Consolidated Entities:

	For the Year Ended December 31,
	2015	2014
	(In thousands)
Investment income	$25,106	$517,252
Interest expense	9,904	171,931
Net investment income	15,202	345,321
Net gain (loss) on investments	(26,114)	(228,777)
Net gain (loss) on liabilities	24,746	(8,996)
Net gain (loss) on other investments and derivatives	2,970	2,031
Net gain (loss) from activities of Consolidated Entities	$16,804	$109,579
Expenses of Consolidated Entities	10,774	40,074
Net Results of Consolidated Entities	$6,030	$69,505

Note 7—Derivative Instruments and Hedging Activities

Total Return Swap—During the year ended December 31, 2015, the Company, through a warehouse SPV, entered into a TRS agreement with a third-party bank, in lieu of financing. Under the TRS agreement, the Company received the income on the reference obligations (including gains on terminated reference obligations) and paid the counterparty an amount equal to three month LIBOR plus a margin on the outstanding notional amount of the reference obligations and losses on terminated reference obligations. The Company also consolidated this warehouse SPV as it was a VIE in which the Company was deemed the primary beneficiary (Note 2). The adoption of ASU 2015-02 did not change our consolidation assessment. During the year ended December 31, 2015, the warehouse agreement was terminated in conjunction with the issuance of a CLO. During the year ended December 31, 2014, the Company, through a warehouse SPV, entered into a separate TRS agreement with a third-party bank which was terminated in the same year.

The Company recognized net income related to the TRS agreements and other derivative instruments during the years ended December 31, 2015 and 2014 of $3.6 million and $2.0 million, respectively.

Note 8—Equipment and Improvements
Equipment and improvements consisted of the following:

		As of December 31,
	Estimated initial useful life	2015	2014
	(In years)	(In thousands)
Equipment and computer software	3-5	$5,513	$4,541
Leasehold improvements	11	2,468	2,455
Office furniture and fixtures	7	746	672
Equipment and improvements, gross		8,727	7,668
Less: accumulated depreciation (1)		(3,861)	(2,474)
Equipment and improvements, net		$4,866	$5,194

Explanatory Note:
________________________________

(1)	Depreciation expense related to equipment and improvements totaled $1.4 million and $1.3 million for the years ended December 31, 2015 and 2014, respectively.
During the years ended December 31, 2015 and 2014, additions to equipment and improvements totaled $1.1 million and $2.2 million, respectively.

Note 9—Intangible Assets and Goodwill

Intangible assets are comprised of the following:

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (2)	Net Carrying Amount
	(In years)	(In thousands)
December 31, 2015:
Investment management contracts	2.4	$71,113	$67,040	$4,073
Referral arrangement	3.8	3,810	2,096	1,714
Non-compete agreements	2.2	1,535	1,122	413
Trade name	5.2	1,250	593	657
Total intangible assets		$77,708	$70,851	$6,857
December 31, 2014:
Investment management contracts	3.2	$72,941	$61,723	$11,218
Referral arrangement	4.8	3,810	1,334	2,476
Non-compete agreements	3.2	1,535	936	599
Trade name	6.3	1,250	469	781
Total intangible assets		$79,536	$64,462	$15,074

Explanatory Notes:
_________________________________

(1)	Gross carrying amounts have been adjusted for impaired assets as of the date presented.

(2)	During the years ended December 31, 2015 and 2014, the Company recorded amortization expense on its intangible assets of $6.4 million and $10.1 million, respectively.

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
2016	$2,860
2017	1,929
2018	1,501
2019	411
2020	125
Thereafter	31
$6,857

During the year ended December 31, 2015, the Company received notice from holders of certain CLOs exercising their right to call the CLO for redemption. As a result of these calls, the Company recorded impairment charges of $1.8 million to fully impair intangible assets associated with these management contracts.

Goodwill

For purposes of reviewing impairment and recoverability of goodwill, management must make various assumptions regarding estimated future cash flows and other factors in determining the fair value of the Company's only reporting unit. In evaluating the recoverability of goodwill, the fair value of the reporting unit is derived utilizing a blended income and market approach. Under the income approach management makes various assumptions regarding estimated future cash flows and other factors in determining the fair value of the reporting unit. Under the market approach, management determines the fair value of the reporting unit based on multiples of EBITDA of comparable publicly-traded companies. Based on the annual impairment review, which was assessed on November 30, 2015 and 2014, management determined that goodwill was not impaired. For the years ended December 31, 2015 and 2014, the Company did not have any goodwill additions and total goodwill net of accumulated impairment of $76.0 million.

Note 10—Contingent Liabilities and Deferred Purchase Payments

Contingent Liabilities—In addition to the consideration paid in connection with the merger with Commercial Industrial Finance Corp. ("Legacy CIFC") (the "Merger"), the Company was required to pay CIFC Parent Holdings LLC ("CIFC Parent") a portion of incentive fees earned on six CLOs managed by CIFC Asset Management LLC (the "Legacy CIFC CLOs"). The terms of these payments were as follows: (i) the first $15.0 million of incentive fees received (which was fulfilled in 2013), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CIFC CLOs by the combined company over ten years from April 13, 2011 (the "Merger Closing Date") and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During the years ended December 31, 2015 and 2014, the Company made total payments of $2.5 million and $6.6 million, respectively, related to these contingent liabilities. As of December 31, 2015, there are no remaining payments under item (i) and the Company made cumulative payments of $15.6 million under (ii) to date.

In addition, the Company also assumed contingent liabilities during the Merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree Investment Management, LLC ("CypressTree") in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain management fees from the CypressTree CLOs. These fixed percentages vary by CLO. The minimum fixed percentage was 39% since July 2013. During the year ended December 31, 2015, the Company made its final payment of $1.1 million satisfying its contingent consideration. During the year ended December 31, 2014, the Company made payments of $0.6 million, related to these contingent liabilities.

Deferred Purchase Payments—In March 2010, the Company entered into an acquisition and investment agreement with DFR Holdings and CNCIM pursuant to which it agreed to acquire all of the equity interests in Columbus Nova Credit Investments Management, LLC ("CNCIM") from DFR Holdings. The consideration for the CNCIM acquisition included deferred purchase payments totaling $7.5 million in cash payable in five equal annual installments beginning in December 2010. During the year ended December 31, 2014, the Company paid its final installment of $1.5 million, leaving no amounts outstanding under this agreement.

Note 11—Long-Term Debt

The following table summarizes the long-term debt of CIFC LLC and CIFC Corp. (1):

	December 31, 2015				December 31, 2014
	Par	Carrying Value (2)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Par	Carrying Value (2)	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)			(In years)	(In thousands)			(In years)
Recourse Debt:
March Junior Subordinated Notes (3)	$95,000	$93,456	2.90%	19.8	$95,000	$93,377	1.00%	20.8
October Junior Subordinated Notes (4)	25,000	24,803	3.82%	19.8	25,000	24,793	3.73%	20.8
Senior Notes (5)	40,000	37,902	8.50%	9.8	—	—	—%	—
Total Recourse Debt of CIFC LLC and CIFC Corp.	$160,000	$156,161	4.44%	17.3	$120,000	$118,170	1.57%	20.8

Non-Recourse Consolidated Entities' debt:
Consolidated CLOs and Other (6)	$1,385,226	$1,308,558	0.02%	9.1	$12,760,565	$11,998,034	1.77%	8.7
Warehouses (7)	—	—	—%	—	51,000	51,000	1.89%	—
Total Non-recourse Debt of CIFC LLC	$1,385,226	$1,308,558	0.02%	9.1	$12,811,565	$12,049,034	1.77%	8.7

Total Non-recourse Debt of CIFC Corp.	$—	$—	—%	0	$12,811,565	$12,049,034	1.77%	8.7

Explanatory Notes:
________________________________

(1)
As a result of the Reorganization Transaction (see Note 1 and Note 16), CIFC Corp. made a non-cash distribution in kind of certain of its subsidiary entities holding certain investment assets (e.g. investments in CLOs and Funds) to CIFC LLC. As such, as of December 31, 2015, CIFC Corp. did not consolidate any CLOs.

(2)	Pursuant to the adoption of ASU 2015-03, the carrying values of recourse debt has been presented net of debt issuance costs.

(3)
March Junior Subordinated Notes bear interest at an annual rate of three month LIBOR plus 2.58% until maturity on October 30, 2035. Prior to April 30, 2015, these notes bore interest at an annual rate of 1%.

(4)	October Junior Subordinated Notes bear interest at an annual rate of three month LIBOR plus 3.50% and mature on October 30, 2035.

(5)	The Senior Notes bear interest at 8.5% and mature on October 30, 2025.

(6)
Pursuant to the adoption of ASU 2014-13, Long-term debt of the Consolidated CLOs has been remeasured in accordance with the new guidance (Notes 3 and 5). The subordinated notes of the Consolidated CLOs do not have a stated interest rate and have been excluded from the calculation of the weighted average borrowing rate. As of December 31, 2015, long-term debt of the Consolidated CLOs includes $153.1 million of credit funds.

(7)
Long-term debt of warehouses not held by the Company is recorded at fair value. The fair value excludes the preferred shares of warehouses not held by the Company. As warehouses are generally terminated before the end of their terms, they are excluded from the calculation of the weighted average remaining maturity.

Recourse Debt
Junior Subordinated Notes—The $95.0 million aggregate principal amount of unsecured junior subordinated notes (the "March Junior Subordinated Notes") are governed by a junior subordinated indenture (the "March Note Indenture"), dated March 4, 2010, between the Company and the trustee. The $25.0 million aggregate principal amount of unsecured junior subordinated notes (the "October Junior Subordinated Notes") are governed by a junior subordinated indenture (the "October Note Indenture"), dated October 20, 2010, between the Company and the trustee. The March Note Indenture and October Note Indenture contain certain restrictive covenants including a restricted payments covenant that restricts the Company's ability to pay dividends or make distributions in respect of the Company's equity securities, subject to a number of exceptions and conditions. These covenants also limit CIFC Corp.'s ability to make distributions to its related parties, including CIFC LLC.
Senior Notes—On November 2, 2015, CIFC Corp. issued $40.0 million in aggregate principal amount of its 8.5% unsecured senior notes due October 30, 2025 (the “Senior Notes”) guaranteed by CIFC LLC and certain subsidiaries. The Senior Notes indenture includes certain restrictive covenants including a restricted payments covenant that restricts the Company's ability to pay dividends or make distributions in respect of the Company's equity securities, subject to a number of exceptions and conditions.

Prior to October 30, 2020 (the "Non-call Date"), we, at our option, may redeem all or a portion of the notes at a redemption price equal to (i) the principal amount of the notes being redeemed plus (ii) accrued and unpaid interest through the date of redemption plus (iii) a make whole payment. Any time on and after October 30, 2020, 2021, 2022, 2023 and thereafter, we, at our option, may redeem, all or a portion of the notes at a redemption price equal to 104.250%, 102.834%, 101.417%, or 100.00%, respectively, of the aggregate principal amount of the notes being redeemed plus accrued and unpaid interest to the date of redemption. Further, upon a change of control event, as defined by the indenture, the issuer must offer to repurchase the notes at 101.00%.

Total debt issuance costs related to the issuance of the Senior Notes of $2.1 million was capitalized and recorded as a contra liability, resulting in a reduction of the total principal balance. Debt issuance costs are amortized over the term of the notes. During the year ended December 31, 2015, the Company recorded an aggregate interest expense of $0.5 million related to these notes.

Non-Recourse Consolidated Entities' Debt—The debt and equity holders only have recourse to the total assets of the respective Consolidated Entity's assets.
Consolidated Entities—Upon adoption of ASU 2015-02, the Company deconsolidated 30 CLOs on a modified retrospective basis (as of January 1, 2015). As of December 31, 2015, the Company consolidated 2 CLOs and 2 credit funds (Notes 2 and 3). During the year ended December 31, 2015, the Consolidated Entities issued $484.2 million of debt, paid down $152.5 million of their outstanding debt, made net borrowings under revolving credit facilities of $153.6 million, and distributed $18.3 million to the holders of their subordinated notes. During the year ended December 31, 2014, the Consolidated Entities issued $3.3 billion of debt, paid down $1.6 billion of their outstanding debt, made net borrowings under revolving credit facilities of $19.6 million, and distributed $230.0 million to the holders of their subordinated notes.
The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $1.2 billion and $12.6 billion as of December 31, 2015 and 2014, respectively.
Note 12—Equity

Common Shares—During each of the years ended December 31, 2015 and 2014, the Company paid aggregate annual distributions of $0.40 per common share. Subsequent to year end, the Company's board of directors declared an aggregate cash distribution of $0.34 per share; composed of a quarterly cash distribution of $0.10 per share and a special distribution of $0.24 per share issued in order to defray a portion of the U.S. Federal income tax liability of shareholders arising from the Reorganization Transaction. The distribution will be paid on April 15, 2016 to shareholders of record as of the close of business on April 1, 2016 (Note 19).

During 2014, the Company issued 4,132,231 shares of the Company's common shares on the conversion of $25.0 million of Convertible Notes to DFR Holdings.

Treasury Share/Share Repurchases—On March 29, 2012, the Board of Directors ("the Board") approved a $10.0 million share repurchase program. Shares may be repurchased from time to time and in such amounts as market conditions warrant, subject to price ranges set by management and regulatory considerations. The share repurchase program does not have an expiration date.

During the year ended December 31, 2015, the Company repurchased 168,008 common shares in open-market transactions for an aggregate cost (including transaction costs) of $1.2 million with an average price per share of $6.85. The Company's Board authorized the constructive retirement of all outstanding treasury shares though December 31, 2015, or 298,452 treasury shares with an aggregate cost of $2.1 million. As a result, the cost of the retired shares were reclassified from Treasury shares to Additional paid-in capital on the Consolidated Balance Sheet. There were no repurchases made during the year ended December 31, 2014. As of December 31, 2015, the Company was authorized to repurchase up to 4.2 million of its common shares under the share repurchase program.

Share-based Compensation—The Company is authorized to issue up to 6,181,929 common shares pursuant to the CIFC Corp. 2011 Stock Option and Incentive Plan (the “2011 Stock Plan”). Stock options and restricted stock units ("RSUs") are issued under the 2011 Stock Plan. As of December 31, 2015, an aggregate of 296,540 shares remain available for issuance under the 2011 Stock Plan.

During the years ended December 31, 2015 and 2014, the Company recorded total share-based compensation expense from stock options and RSUs of $5.3 million and $2.6 million, respectively. As of December 31, 2015, there was $10.0 million of estimated unrecognized compensation expense related to unvested stock option and RSU awards, net of estimated forfeitures. The remaining weighted average vesting period of stock options and RSUs are 0.39 years and 2.71 years, respectively.

Stock Options—The following table summarizes certain Stock Options activity:

	Number of Shares Underlying Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2014	3,635,313	$6.68	5.16	$6,146
Exercised (1)	(103,906)	$5.00
Forfeited (2)	(159,531)	$7.25
Expired (2)	(86,563)	$7.09
Outstanding at December 31, 2015	3,285,313	$6.69	4.64	$788
Exercisable at December 31, 2015	2,872,540	$6.50	4.21	$744
Vested and Expected to vest at December 31, 2015 (3)	3,263,392	$6.68	4.62	$786

Explanatory Notes:
________________________________

(1)	During the year ended December 31, 2015 and 2014, total intrinsic value of options exercised was $0.2 million and $0.3 million, respectively.

(2)	Forfeited and expired equity-based awards are returned to the grant pool for reissuance under the 2011 Stock Plan.

(3)	Includes a reduction to outstanding options at period end for expected forfeiture rate over the life of the options.

Management estimates the fair value of share-based awards using the Black-Scholes option pricing model. The Company did not grant any stock options during the year ended December 31, 2015. The weighted average assumptions as of the grant date related to share-based awards (by period issued) are listed in the table below:

For the Years Ended December 31,
2014
Expected dividend yield	4.54%
Expected volatility	42.65%
Risk-free interest rate	1.96%
Expected life (years)	5.77

The share-based awards granted generally have exercise prices equal to the fair market value of the share on the date of grant, a contractual term of 10 years and a vesting period of approximately 4 years. In addition to awards with service conditions, certain of the awards also contain performance conditions. The expected dividend yield is the expected annual dividend as a percentage of the fair market value of the shares on the date of grant. The expected dividend yield represents what the Company expected to distribute in the foreseeable future at the grant date. The expected volatility is estimated by considering the historical volatility of the Company's shares, the historical and implied volatility of peer companies and the Company's expectations of volatility for the expected life of the share-based awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for an instrument which closely approximates the expected option term. The expected option term is the number of years management estimates that the share-based award will be outstanding prior to exercise. The expected life of the share-based awards issued is determined using the simplified method.

RSUs—Each RSU outstanding represents the right to receive one CIFC LLC common share, subject to acceleration upon the occurrence of certain specified events. The number of RSUs may be adjusted, as determined by the Board, in connection with any share dividends, share splits, subdivisions or consolidations of shares (including reverse share splits) or similar changes in the Company's capitalization. RSU awards are generally not entitled to distributions, therefore the fair value of these awards were determined using the Company's grant date common share price less the present value of the expected distributions forgone during the vesting period. For certain awards, RSUs are entitled to dividend equivalent rights and, as such, the fair value of the awards was determined using the Company's grant date common share price.

During the years ended December 31, 2015 and 2014, the Company granted to employees and directors 1,138,787 and 1,318,152 RSUs, respectively. During 2015 and 2014, the Company granted the following RSUs:

•
an aggregate of 340,000 and 362,070, respectively, service-based RSUs to certain employees and executives. These awards generally vest over 3 years, with 33% vesting at the end of the grant year and the remainder of the award vesting ratably on a quarterly basis for the remaining 2 years (until the last vesting date as stated in the award agreement).

•	an aggregate of 720,000 and 180,000, respectively, performance-based RSUs which cliff vest according to the terms of the RSU agreements.

•	an aggregate of 65,868 and 76,082, respectively, service-based RSUs to the Company's directors. The 2015 awards vest no later than July 1, 2016 and the 2014 awards vested on June 5, 2015.

•
Further, on December 31, 2015, the Company modified its June 13, 2014 service-based RSUs granted to the Company's Co-Presidents. The acceleration of vesting resulted in an additional $0.4 million of share based compensation expense recognized during the current year. The 600,000 service-based RSUs are composed of five tranches of 120,000, with 20% of the first tranche initially vesting on December 31, 2014, 20% of the second tranche initially vesting on December 31, 2015, 20% of the third tranche initially vesting on December 31, 2016, 20% of the fourth tranche initially vesting on December 31, 2017 and 20% of the fifth tranche initially vesting on December 31, 2018 (each such 20% initial vesting date, the “Initial Vest Date” in respect of such tranche); following the Initial Vest Date in respect of each tranche, 5% of the remaining RSUs will vest quarterly over the four year period following the Initial Vest Date in respect of such tranche. The modification accelerated the vesting of the third, fourth and fifth tranche to occur in full on March 31, 2017, 2018 and 2019, respectively. The first and second tranche of these awards will continue to vest according to the terms of the original RSU agreement.

•
On October 2, 2014, the Company granted 100,000 service-based RSUs to certain employees which are comprised of five equal 20,000 RSU tranches, with 20% of the first tranche initially vesting on December 31, 2014 and 20% of each of the remaining four tranches initially vesting on one year anniversaries of the initial vesting date of previous tranches (each such 20% initial vesting date, the “Initial Vest Date” in respect of such tranche). Following the Initial Vest Date in respect of each tranche, 5% of the remaining RSUs will vest quarterly over the four year period following the Initial Vest Date in respect of such tranche.

•
Prior to 2014, the Company granted 15,000 RSUs. These awards vest over four years with 25% initially vesting at the end of the grant year and the remainder of the award vesting annually for the three years remaining (until the last vesting date as stated in the award agreement).

The following table summarizes restricted stock unit activity:

	For the Year Ended December 31, 2015	Weighted Average Grant Date Fair Value
Restricted stock units outstanding, beginning of period	1,248,444	$8.01
Granted (1)	1,138,787	$7.21
Vested	(286,592)	$8.07
Forfeited (2)	(67,129)	$7.76
Restricted stock units outstanding, end of period	2,033,510	$7.69

Explanatory Notes:
_________________________________

(1)	Weighted average grant date fair value excludes 540,000 of performance based RSUs for which performance hurdles will be determined in the future.

(2)	The forfeited share-based awards are returned to the grant pool for reissuance under the 2011 Stock Plan.

Profits Interests Awards—During June 2011, CIFC Parent (a related party until December 18, 2013) granted certain employees of the Company profits interests in CIFC Parent which are fully vested. The profits interests share in approximately 5% of the residual value of CIFC Parent above a specified value. These liability-based awards were measured at fair value on the grant date and are remeasured at each reporting date, with changes in fair value recorded as compensation expense, until the award is paid (or settled) by CIFC Parent. Management's estimate of the fair value of these awards was based on a discounted cash flow model that includes estimates related to the performance of CIFC Parent. During the years ended December 31, 2015 and 2014, the Company recorded a non-cash compensation expense of $0.2 million and $0.1 million, respectively, in "Employee compensation and benefits" on the Consolidated Statements of Operations related to the amortization and remeasurement of the value of the awards.

Warrants—In December 2013, DFR Holdings purchased warrants (the "DFR Warrants") from GE Capital Equity Investments, Inc. ("GE Capital"). The DFR Warrants generally maintain the same terms as the warrants originally held by GE Capital. The DFR Warrants provide the holder the right to purchase 2.0 million common shares while the original warrants issued to GE Capital provided the holder the right to purchase a newly created class of non-voting share. The DFR Warrants have an exercise price of $6.375 per share, are immediately exercisable and were scheduled to expire on September 24, 2014. The terms of the warrants were extended in 2014 for one year (or September 24, 2015) in exchange for $0.2 million cash. In 2015, the terms of the warrants were extended to January 24, 2017 in exchange for $0.4 million cash. Both extensions were recorded to "Additional paid-in-capital" on the Consolidated Balance Sheet.

Note 13—Retirement and Savings Plan

The Company maintains a 401(k) Savings Plan for its full-time employees. In 2014, the Company started to provide a Company match on employees’ 401(k) contributions up to certain limits. Under the 401(k) Savings Plan, each participant may elect to contribute a portion of his or her annual compensation to the Plan subject to annual pre-tax dollar limits set by the IRS. In addition, the Company established a Profit Sharing Plan for certain employees. The Company’s contribution to the employees’ retirement plan totaled $0.3 million for both the years ended December 31, 2015 and 2014.  The Company is under no obligation to continue matching future employee contributions or to continue contributing to the Profit Sharing Plan and at the Company’s discretion may change its practices at any time.

Note 14 —Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	CIFC LLC	CIFC Corp.	CIFC LLC & CIFC Corp.
	For the Years Ended December 31,
	2015	2015	2014
	(In thousands, except per share data)
Net income (loss) attributable to the Company - basic & diluted	$334	$384	$8,381

Weighted-average shares - basic	25,315	25,315	22,909
Stock options (1)	590	590	674
Warrants (2)	311	311	500
Unvested RSUs	198	198	85
Weighted-average shares - diluted	26,414	26,414	24,168

Earnings (loss) per share
Basic	$0.01	$0.02	$0.37
Diluted	$0.01	$0.01	$0.35

Explanatory Notes:
________________________________

(1)	For the years ended December 31, 2015 and 2014, the Company excluded anti-dilutive stock options from the calculation of diluted EPS of 1.1 million and of 0.8 million, respectively.

(2)	On September 24, 2015, the term of the warrants was extended to January 24, 2017 (Note 12).

Note 15—Income Taxes

The Company is treated as a partnership for income tax purposes and is therefore not subject to U.S. federal, state and local income taxes. CIFC Corp., a wholly-owned subsidiary of the Company, is subject to U.S. federal, state and local corporate income taxes.

The components of income tax expense (benefit) are as follows:

	For the Year Ended December 31,
	2015	2014
	(In thousands)
Current:
Federal	$14,777	$13,899
State and local	(588)	4,327
Total current expense	14,189	18,226
Deferred:
Federal	4,361	(2,672)
State and local	6,689	6,604
Total deferred expense (benefit)	11,050	3,932
Total income tax expense (benefit)	$25,239	$22,158

The following table reconciles the Company's effective tax rate to the U.S. federal statutory tax rate:

	For the Year Ended December 31,
	2015	2014
Statutory U.S. federal income tax rate	35.00%	35.00%
Reconciling items:
Income passed through to common shareholders and non-controlling interest holders (1)	(0.84)%	73.69%
State income taxes, net of federal effect	(0.67)%	31.92%
Nondeductible expenses	2.74%	26.22%
Effect of tax law changes	24.02%	64.67%
Valuation allowance release	—%	(2.88)%
PTP Conversion adjustments	35.04%	—%
Other	1.04%	(3.32)%
Effective income tax rate (2)	96.33%	225.30%

Explanatory Notes:
________________________________

(1)	Includes income that is not taxable to the Company. Such income is directly taxable to the non-controlling interest holders in the Consolidated CLOs.

(2)	The effective tax rate is calculated on "Income (loss) before income tax expense (benefit)".

The tax effects of temporary differences that result in significant deferred tax assets and deferred tax liabilities are as follows:

	For the Year Ended December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Intangible assets and goodwill	$33,160	$39,946
State net operating loss carryforwards	16,043	16,530
Federal net operating loss carryforwards	8,607	9,070
Other	6,340	10,872
Gross deferred tax asset	64,150	76,418
Less: Valuation allowance	15,428	15,040
Deferred tax asset	48,722	61,378
Deferred tax liabilities:
Long-term debt	2,372	2,663
Other	1,925	3,240
Deferred tax liability	4,297	5,903
Net deferred tax asset	$44,425	$55,475

The Company evaluates its deferred income tax assets to determine if valuation allowances are required. The determination is based on all available evidence using a "more likely than not" standard. The Company’s ability to realize deferred tax assets depends upon the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carryback or carryforward periods. The Company considered all sources of taxable income in its deferred tax asset realization analysis. As of December 31, 2015 and 2014, the Company recognized a cumulative valuation allowance of $15.4 million and $15.0 million, respectively. The valuation allowance was recorded because management assessed that it is more likely than not that only a portion of the deferred tax asset will be realized. The valuation allowance relates to deferred tax assets for state net operating loss carryforwards.

Ownership Changes—The Company experienced an ownership change on June 9, 2010 as a result of the acquisition of CNCIM and on April 13, 2011 as the result of the Merger causing a limitation on the annual use of its NOLs, Net Capital Losses, and certain recognized built-in losses. The annual limitation amount is approximately $1.3 million resulting from the June 9, 2010 ownership change. The Merger resulted in an annual limitation of approximately $9.5 million. However, as of December 31, 2012, the combined federal NOL carryforwards related to Legacy CIFC were fully utilized. For tax purposes, the Company also experienced other ownership changes as a result of transactions undertaken during 2013 and 2014. The Company does not anticipate further restrictions to the Section 382 limitation resulting from these transactions.

As of December 31, 2015, the Company had tax attribute carryforwards for US federal income tax purposes of $24.6 million which will expire in 2034 if not used.  As noted above, these tax attributes are subject to the annual limitation of $1.3 million.  Losses that exceed the Section 382 Limitation in any year will continue to be allowed as carryforwards for the remainder of the carryforward period; however, if the carryforward period for any losses expires before that loss is fully utilized, the unused portion will provide no future benefit.  The Company had NOL carryforwards for state income tax purposes as follows: Illinois - $268.5 million, New York State - $28.3 million, and New York City - $17.4 million, expiring in 2023, 2035, and 2034 respectively.  The Company believes that it is more likely than not that Illinois and New York State NOLs will not provide any future benefit. Accordingly, we have recorded full valuation allowances related to these NOLs.

In April 2015, New York City enacted tax legislation that is effective retroactively for tax years beginning on or after January 1, 2015. As the result of the legislation, the Company expects a significant decrease in the portion of its income taxable in New York City. The Company recorded an expense of $6.3 million to reflect both a reduction in the value of its deferred tax assets and the establishment of a $0.4 million valuation allowance associated with New York City NOLs as a result of the law change. In addition, the effective tax rate for the year ended December 31, 2014 was impacted by an expense of $6.4 million from the write-down of deferred tax assets related to the New York State law change.

As part of the Reorganization Transaction, CIFC Corp. distributed ownership of certain subsidiary entities holding certain investment assets, including investments in CLOs and funds, to CIFC LLC. As a result of the distribution, the Company recorded an expense of $3.8 million to reflect a reduction in the value of its deferred tax assets associated with the Reorganization Transaction.

CIFC Corp. and its subsidiaries filed income tax returns in the U.S. and various state jurisdictions. As of December 31, 2015, CIFC Corp.’s 2012 through 2014 U.S. federal income tax returns are open for Internal Revenue Service and state taxing authorities’ examination under the three-year statute of limitations. CIFC Corp. is currently under audit by the Internal Revenue Service for the years ended December 31, 2011 and 2012 and New York City for the years ended December 31, 2011 through December 31, 2013. The Company does not believe that the outcome of these audits will require the Company to record reserves for uncertain tax positions or that the outcome will have a material impact on the Consolidated Financial Statements for the years ended December 31, 2015 and 2014.

The Company recognizes tax positions in the financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the financial statements.

During the year ended December 31, 2015, the Company’s unrecognized tax benefit related to tax positions taken in prior periods increased by $0.3 million, excluding related interest and penalties.  If the unrecognized tax benefits were recognized, the annual effective tax rate would reduce by a de minimis amount.  The Company does not believe that it will have a material change in its unrecognized tax benefits during the coming year.

The Company recognizes interest and penalties accrued related to unrecognized tax positions in General, Administrative, and Other Expenses. During the years ended December 31, 2015 and 2014, no interest or penalties were accrued.

Note 16—Related Party Transactions

DFR Holdings—As of December 31, 2015 and 2014, DFR Holdings owned approximately 18.8 million of the Company’s shares. Accordingly, DFR Holdings received quarterly distributions from the Company (see Note 12). In addition, the DFR Warrants provide DFR Holdings the right to purchase 2.0 million voting common shares which were scheduled to expire on September 24, 2015. On September 24, 2015, the terms of the warrants were extended to January 24, 2017 in exchange for cash of $0.4 million (Note 12).

In August 2014, the Company entered into a consulting agreement with DFR Holdings whereby DFR Holdings agreed to provide CIFC with ongoing advisory services such as the participation in financial, tax and strategic planning/budgeting, investor interface, new product initiatives, fund raising and recruiting. During both the years ended December 31, 2015 and 2014, the Company expensed $2.0 million in connection with the consulting agreement.

In addition, pursuant to the Third Amended and Restated Stockholders Agreement with DFR Holdings dated December 2, 2013, the Company agreed to nominate to the Company's Board of Directors six directors designated by DFR Holdings (the "DFR Designees"). The number of directors that can be designated by DFR Holdings will be reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it will lose the right to designate any director. During the years ended December 31, 2015 and 2014, the DFR Designees earned an aggregate $0.7 million and $0.8 million, respectively, related to their services as directors of CIFC.

Related party transactions in 2014 included $1.9 million of interest expense paid to DFR Holdings on the Convertible Notes which were subsequently converted into 4,132,231 shares.
Other—As of December 31, 2015 and 2014, a board member held $1.0 million of income notes in one of the Company's sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.
Funds—All CIFC general partner's investments in credit funds are related party transactions (Note 2). As of December 31, 2015 and 2014, key employees and directors of the Company (including related entities) invested an aggregate of $4.7 million in four CIFC managed Funds. Key employees are not charged management or incentive fees, where applicable, on their investment. Directors were charged management and/or incentive fees, where applicable, similar to certain other investors. For all periods presented in 2015 and 2014, these fees were de minimis.

Investment in Wholly-Owned Subsidiaries of CIFC LLC—As part of the Reorganization Transaction, CIFC Corp. made a non-cash distribution in kind of certain of its subsidiary entities holding certain investment assets (e.g. investments in CLOs and Funds) to other wholly-owned subsidiaries of CIFC LLC. CIFC Corp. (i) made a non-cash distribution in kind of $110.0 million (of which $42.0 million was cash held by CIFC Corp.) and (ii) retained 85,000 non-voting Series A Preferred Units ("Preferred Units") issued by certain wholly-owned subsidiaries of CIFC LLC with a par value of $85.0 million. The Preferred Units will pay annual distributions of 3.5%, must be redeemed or retired by January 29, 2026, and at the election of the holder, are callable four years after issuance at par plus accrued and unpaid distributions. As of December 31, 2015, CIFC Corp.'s investment in the Preferred Units was reported in "Investment in wholly-owned subsidiaries of CIFC LLC" on the Consolidated Balance Sheet of CIFC Corp. This is an intercompany transaction and has been eliminated upon consolidation of CIFC LLC's Consolidated Financial Statements.
Senior Notes—During 2015, CIFC Corp. issued $40.0 million of Senior Notes which were fully and unconditionally guaranteed by CIFC LLC and certain subsidiaries (see Note 18).

Note 17—Commitments and Contingencies
Legal Proceedings—In the ordinary course of business, the Company may be subject to legal and regulatory proceedings and examinations that are generally incidental to the Company's ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings or examinations, the Company does not believe their disposition will have a material adverse effect on the Company's Consolidated Financial Statements.
Lease Commitments—During both the years ended December 31, 2015 and 2014, total occupancy expense was $1.7 million. The future minimum commitments under the Company's lease agreement are as follows:

(In thousands)
2016	$1,607
2017	1,607
2018	1,680
2019	1,752
2020	1,752
Thereafter	3,506
$11,904
Unfunded Loan Commitments—As part of the Reorganization Transaction (Notes 1 & 16), CIFC Corp. made a non-cash distribution in kind of certain of its subsidiary entities holding certain investment assets (e.g. investments in Funds) to CIFC LLC. As of December 31, 2015, CIFC Corp. did not consolidate any CLOs. Unfunded loan commitments disclosed below relate to CIFC LLC as of December 31, 2015 and 2014 and CIFC Corp. as of December 31, 2014.
Certain of the Consolidated Entities have assets which include delayed draw term loans and unfunded revolvers. Unfunded loan commitments represent the estimated fair value of those delayed draw term loans and unfunded revolvers. As of December 31, 2015 and 2014, the Consolidated Entities had unfunded loan commitments of $1.0 million and $5.9 million, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation.

Note 18—Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under the Company's Senior Notes

The Company is required to present condensed consolidating financial information for CIFC LLC and its consolidated subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f).

During 2015, CIFC Corp. issued Senior Notes that will be exchangeable for publicly registered notes with identical terms. Obligations under the Senior Notes are fully and unconditionally guaranteed by CIFC LLC and named guarantors (the “Guarantor”). Under the terms of the indenture, certain consolidated entities such as consolidated CLOs, warehouses and funds ("Investment Vehicles") do not guarantee the notes. Further, the indenture provides that entities representing at least 90% of the Company’s consolidated total assets (other than assets represented by Investment Vehicles) are guarantors, the Company may designate entities within its corporate structure as non-guarantor entities ("Unrestricted Entities" and together with Investment Vehicles, "Non-Guarantor").

The following condensed consolidating financial information presents the Consolidating Balance Sheets, Statement of Operations, Comprehensive Income (Loss) and Cash Flows of the Guarantor, Non-Guarantor subsidiaries (or Investment Vehicles) and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of December 31, 2015 and 2014, and for each year ended December 31, 2015 and 2014. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Certain immaterial balances have been reclassified in the prior year financial statements to conform to the current year presentation (Note 2). The condensed consolidating financial information below assumes that the Senior Notes were guaranteed by CIFC LLC as of January 1, 2014. Further, all Consolidated Entities are considered Non-Guarantor subsidiaries.

CIFC LLC AND ITS SUBSIDIARIES
Consolidating Balance Sheets
December 31, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
ASSETS
Cash and cash equivalents	$—	$1,392	$56,576	$—	$—	$57,968
Restricted cash and cash equivalents	—	—	1,694	—	—	1,694
Investments	—	—	152,455	—	(81,759)	70,696
Intercompany investments in subsidiaries	170,174	35,896	61,004	—	(267,074)	—
Intercompany investment in wholly-owned subsidiaries of CIFC LLC (Note 16)	—	85,000	—	—	(85,000)	—
Receivables	785	295	27,242	—	(21,247)	7,075
Prepaid and other assets	—	1,621	352	—	—	1,973
Deferred tax asset, net	—	44,425	—	—	—	44,425
Equipment and improvements, net	—	—	4,866	—	—	4,866
Intangible assets, net	—	6,232	625	—	—	6,857
Goodwill	—	66,549	9,451	—	—	76,000
Subtotal	170,959	241,410	314,265	—	(455,080)	271,554
Assets of Consolidated Entities:
Restricted cash and cash equivalents	—	—	—	94,018	—	94,018
Due from brokers	—	—	—	25,910	—	25,910
Investments	—	—	—	1,351,403	—	1,351,403
Receivables	—	—	—	4,109	—	4,109
Prepaid and other assets	—	—	—	209	—	209
Total assets of Consolidated Entities	—	—	—	1,475,649	—	1,475,649
TOTAL ASSETS	$170,959	$241,410	$314,265	$1,475,649	$(455,080)	$1,747,203
LIABILITIES
Due to brokers	$—	$61	$—	$—	$—	$61
Accrued and other liabilities	50	24,185	14,808	—	(20,646)	18,397
Contingent liabilities	—	—	8,338	—	—	8,338
Long-term debt	—	156,161	—	—	—	156,161
Subtotal	50	180,407	23,146	—	(20,646)	182,957
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	—	—	—	71,603	—	71,603
Accrued and other liabilities	—	—	—	631	(438)	193
Interest payable	—	—	—	5,257	(167)	5,090
Long-term debt	—	—	—	1,357,095	(48,537)	1,308,558
Total Non-Recourse Liabilities of Consolidated Entities	—	—	—	1,434,586	(49,142)	1,385,444
TOTAL LIABILITIES	50	180,407	23,146	1,434,586	(69,788)	1,568,401
EQUITY
Common shares, par value $0.001: 500,000,000 shares authorized, 25,314,756 issued and 25,314,756 outstanding as of December 31, 2015	25	25	—	—	(25)	25
Intercompany Preferred Units (Note 16)	—	—	85,000	—	(85,000)	—
Treasury shares, at cost: 130,444 shares as of December 31, 2014	—	—		—	—	—
Additional paid-in capital	992,425	992,419	528,946	—	(1,521,371)	992,419
Retained earnings (deficit)	(821,541)	(931,441)	(322,827)	—	1,254,318	(821,491)
TOTAL CIFC LLC SHAREHOLDERS’ EQUITY	170,909	61,003	291,119	—	(352,078)	170,953
Consolidated Fund Equity / Noncontrolling interests (Note 2)	—	—	—	41,063	(33,214)	7,849
TOTAL EQUITY	170,909	61,003	291,119	41,063	(385,292)	178,802
TOTAL LIABILITIES AND EQUITY	$170,959	$241,410	$314,265	$1,475,649	$(455,080)	$1,747,203

CIFC LLC AND ITS SUBSIDIARIES
Consolidating Balance Sheets
December 31, 2014

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
ASSETS
Cash and cash equivalents	$—	$2,156	$57,134	$—	$—	$59,290
Restricted cash and cash equivalents	—	—	1,694	—	—	1,694
Investments	—	—	80,115	—	(41,416)	38,699
Intercompany investments in subsidiaries		156,053	—	—	(156,053)	—
Receivables	—	721	5,759	—	(4,345)	2,135
Prepaid and other assets	—	2,106	179	—	—	2,285
Deferred tax asset, net	—	55,475	—	—	—	55,475
Equipment and improvements, net	—	—	5,194	—	—	5,194
Intangible assets, net	—	13,275	1,799	—	—	15,074
Goodwill	—	66,550	9,450	—	—	76,000
Subtotal	—	296,336	161,324	—	(201,814)	255,846
Assets of Consolidated Entities:
Restricted cash and cash equivalents	—	—	6,872	928,544	—	935,416
Due from brokers	—	—	36,645	83,896	—	120,541
Investments	—	—	44,083	11,728,743		11,772,826
Receivables	—	—	281	40,713	—	40,994
Prepaid and other assets	—	—	—	20,682	—	20,682
Total assets of Consolidated Entities	—	—	87,881	12,802,578	—	12,890,459
TOTAL ASSETS	$—	$296,336	$249,205	$12,802,578	$(201,814)	$13,146,305
LIABILITIES
Accrued and other liabilities	—	1,846	13,738	—	—	15,584
Contingent liabilities	—	—	12,668	—	—	12,668
Long-term debt	—	118,170	—	—	—	118,170
Subtotal	—	120,016	26,406	—	—	146,422
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	—	—	15,583	375,708	—	391,291
Accrued and other liabilities	—	—	—	5,825	(4,343)	1,482
Interest payable	—	—	163	36,013	(2)	36,174
Long-term debt	—	—	51,000	12,023,272	(25,238)	12,049,034
Total Non-Recourse Liabilities of Consolidated Entities	—	—	66,746	12,440,818	(29,583)	12,477,981
TOTAL LIABILITIES	—	120,016	93,152	12,440,818	(29,583)	12,624,403
EQUITY
Common shares, par value $0.001: 500,000,000 shares authorized, 25,323,417 issued and 25,192,973 outstanding as of December 31, 2014	—	25	—	—	—	25
Treasury shares, at cost: 130,444 shares as of December 31, 2014	—	(914)	—	—	—	(914)
Additional paid-in capital	—	988,904	591,518	—	(591,518)	988,904
Retained earnings (deficit)	—	(811,695)	(435,465)	—	435,465	(811,695)
TOTAL CIFC LLC SHAREHOLDERS’ EQUITY	—	176,320	156,053	—	(156,053)	176,320
Consolidated Fund Equity/Noncontrolling interests (Note 2)	—	—	—	226,996	(16,178)	210,818
Appropriated retained earnings (deficit) of Consolidated VIEs (Note 3)	—	—	—	134,764		134,764
TOTAL EQUITY	—	176,320	156,053	361,760	(172,231)	521,902
TOTAL LIABILITIES AND EQUITY	$—	$296,336	$249,205	$12,802,578	$(201,814)	$13,146,305

CIFC LLC AND ITS SUBSIDIARIES
Consolidating Statements of Operations
For The Year Ended December 31, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Revenues
Management and incentive fees	$—	$—	$96,765	$—	$(4,686)	$92,079
Interest income from investments	—	—	6,564	—	(1,231)	5,333
Interest income - Consolidated Entities	—	—	823	24,283	—	25,106
Total net revenues	—	—	104,152	24,283	(5,917)	122,518
Expenses
Employee compensation and benefits	—	—	32,027	—	—	32,027
Share-based compensation	—	299	5,251	—	—	5,550
Professional services	50	6,411	3,474	—	—	9,935
General and administrative expenses	—	3,392	6,530	—	—	9,922
Depreciation and amortization	—	5,543	2,234	—	—	7,777
Impairment of intangible assets	—	1,501	327	—	—	1,828
Corporate interest expense	—	3,808	—	—	—	3,808
Expenses - Consolidated Entities	—	—	15	15,448	(4,689)	10,774
Interest expense - Consolidated Entities	—	—	232	9,839	(167)	9,904
Total expenses	50	20,954	50,090	25,287	(4,856)	91,525
Other Gain (Loss)
Net gain (loss) on investments	—	—	(6,071)	—	1,890	(4,181)
Net gain (loss) on contingent liabilities	—	—	(2,210)	—	—	(2,210)
Net gain (loss) on investments - Consolidated Entities	—	—	796	(26,910)	—	(26,114)
Net gain (loss) on liabilities - Consolidated Entities	—	—	—	26,147	(1,401)	24,746
Net gain (loss) on other investments and derivatives - Consolidated Entities	—	—	—	2,970	—	2,970
Intercompany net gain (loss) on investments in subsidiaries	—	46,577	—	—	(46,577)	—
Net other gain (loss)	—	46,577	(7,485)	2,207	(46,088)	(4,789)
Income (loss) before income taxes	(50)	25,623	46,577	1,203	(47,149)	26,204
Income tax (expense) benefit	—	(25,239)	—	—	—	(25,239)
Net income (loss)	(50)	384	46,577	1,203	(47,149)	965
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(1,203)	572	(631)
Net income (loss) attributable to CIFC LLC	$(50)	$384	$46,577	$—	$(46,577)	$334

CIFC LLC AND ITS SUBSIDIARIES
Consolidating Statements of Operations
For The Year Ended December 31, 2014

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Revenues
Management and incentive fees	$—	$—	$84,201	$—	$(79,333)	$4,868
Interest income from investments	—	1	10,341	—	(9,552)	790
Interest income - Consolidated Entities	—	—	2,387	514,865	—	517,252
Total net revenues	—	1	96,929	514,865	(88,885)	522,910
Expenses
Employee compensation and benefits	—	—	28,805	—	—	28,805
Share-based compensation	—	274	2,418	—	—	2,692
Professional services	—	3,964	3,295	—	—	7,259
General and administrative expenses	—	3,523	7,163	—	—	10,686
Depreciation and amortization	—	8,512	2,909	—	—	11,421
Corporate interest expense	—	3,915	321	—	—	4,236
Expenses - Consolidated Entities	—	—	1,025	118,383	(79,334)	40,074
Interest expense - Consolidated Entities	—	—	425	171,513	(7)	171,931
Total expenses	—	20,188	46,361	289,896	(79,341)	277,104
Other Gain (Loss)
Net gain (loss) on investments	—	—	3,664	—	(1,190)	2,474
Net gain (loss) on contingent liabilities	—	—	(2,932)	—	—	(2,932)
Net gain (loss) on investments - Consolidated Entities	—	—	(803)	(227,974)	—	(228,777)
Net gain (loss) on liabilities - Consolidated Entities	—	—	—	(18,123)	9,127	(8,996)
Net gain (loss) on other investments and derivatives - Consolidated Entities	—	—	—	2,031	—	2,031
Intercompany net gain (loss) on investments in subsidiaries	—	50,726	—	—	(50,726)	—
Net gain on sale of management contract	—	—	229	—	—	229
Net other gain (loss)	—	50,726	158	(244,066)	(42,789)	(235,971)
Income (loss) before income taxes	—	30,539	50,726	(19,097)	(52,333)	9,835
Income tax (expense) benefit	—	(22,158)	—	—	—	(22,158)
Net income (loss)	—	8,381	50,726	(19,097)	(52,333)	(12,323)
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	19,097	1,607	20,704
Net income (loss) attributable to CIFC LLC	$—	$8,381	$50,726	$—	$(50,726)	$8,381

CIFC LLC AND ITS SUBSIDIARIES
Consolidating Statement of Comprehensive Income (Loss)
For The Year Ended December 31, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Net income (loss)	$(50)	$384	$46,577	$1,203	$(47,149)	$965
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	(50)	384	46,577	1,203	(47,149)	965
Comprehensive (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(1,203)	572	(631)
Comprehensive income (loss) attributable to CIFC LLC	$(50)	$384	$46,577	$—	$(46,577)	$334

CIFC LLC AND ITS SUBSIDIARIES
Consolidating Statement of Comprehensive Income (Loss)
For The Year Ended December 31, 2014

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Net income (loss)	$—	$8,381	$50,726	$(19,097)	$(52,333)	$(12,323)
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	—	8,381	50,726	(19,097)	(52,333)	(12,323)
Comprehensive (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	19,097	1,607	20,704
Comprehensive income (loss) attributable to CIFC LLC	$—	$8,381	$50,726	$—	$(50,726)	$8,381

CIFC LLC AND ITS SUBSIDIARIES
Consolidating Statement of Cash Flows
For The Year Ended December 31, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(50)	$384	$46,577	$1,203	$(47,149)	$965
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and other	—	125	—	—	—	125
Share-based compensation	—	299	5,251	—	—	5,550
Net (gain) loss on investments and contingent liabilities / other (gain) loss	—	—	8,281	—	(1,890)	6,391
Intercompany net (gain) loss on investments in subsidiaries	—	(46,577)		—	46,577	—
Depreciation and amortization	—	5,543	2,234	—	—	7,777
Impairment of intangible assets	—	1,501	327	—	—	1,828
Deferred income tax expense (benefit)	—	11,050	—	—	—	11,050
Excess tax benefits from share-based payment arrangements	—	128	—	—	—	128
Consolidated Entities:
Net (gain) loss on investments	—	—	(796)	26,910	—	26,114
Net (gain) loss on liabilities	—	—	—	(26,147)	1,401	(24,746)
Net other (gain) loss	—	—	—	(2,970)	—	(2,970)
Changes in operating assets and liabilities:
Receivables	(785)	424	(21,480)	(245)	21,179	(907)
Prepaid and other assets	—	481	(168)	—	—	313
Due to brokers	—	61	—	—	—	61
Accrued and other liabilities	50	22,219	(1,928)	—	(20,649)	(308)
Consolidated Entities:
Due from brokers	—	—	36,645	(27,647)	—	8,998
Purchase of investments	—	—	(55,017)	(951,887)	—	(1,006,904)
Sales of investments	—	—	99,895	371,805	—	471,700
Receivables	—	—	281	(1,618)	—	(1,337)
Due to brokers	—	—	(15,583)	59,008	—	43,425
Accrued and other liabilities	—	—	—	460	(373)	87
Interest payable	—	—	(163)	2,622	(167)	2,292
Net cash provided by (used in) operating activities	(785)	(4,362)	104,356	(548,506)	(1,071)	(450,368)
CASH FLOWS FROM INVESTING ACTIVITIES:			—
Purchases of investments	—	—	(232,539)	—	166,008	(66,531)
Sales of investments	—	—	154,179	9,660	(94,977)	68,862
Intercompany investments in subsidiaries	—	(148,422)	—	—	148,422	—
Intercompany distributions from subsidiaries	785	125,404	—	—	(126,189)	—
Purchases of equipment and improvements	—	—	(1,059)	—	—	(1,059)
Consolidated Entities:
Change in restricted cash and cash equivalents	—	—	6,871	(48,005)	—	(41,134)
Net cash provided by (used in) investing activities	785	(23,018)	(72,548)	(38,345)	93,264	(39,862)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	40,000	—	—	—	40,000
Debt issuance cost	—	(2,133)	—	—	—	(2,133)
Repurchases of common shares	—	(1,151)	—	—	—	(1,151)
Distributions paid	—	(10,130)	—	—	—	(10,130)
Intercompany contributions	—	—	148,422	—	(148,422)	—
Intercompany distributions	—	—	(126,189)	—	126,189	—
Proceeds from extension of warrants	—	350	—	—	—	350
Proceeds from the exercise of options	—	74	—	—	—	74
Payments for tax from the net delivery of restricted stock units	—	(266)	—	—	—	(266)
Deferred purchase payments and payments on contingent liabilities	—	—	(3,599)	—	—	(3,599)
Excess tax benefits from share-based payment arrangements	—	(128)	—	—	—	(128)
Consolidated Entities:
Contributions from noncontrolling interests	—	—	—	37,741	(21,641)	16,100
Distributions to noncontrolling interests	—	—	—	(15,307)	—	(15,307)
Proceeds from issuance of long-term debt	—	—	—	809,695	(173,772)	635,923
Payments made on long-term debt	—	—	(51,000)	(245,278)	125,453	(170,825)
Net cash provided by (used in) financing activities	—	26,616	(32,366)	586,851	(92,193)	488,908
Net increase (decrease) in cash and cash equivalents	—	(764)	(558)	—	—	(1,322)
Cash and cash equivalents at beginning of period	—	2,156	57,134	—	—	59,290
Cash and cash equivalents at end of period	$—	$1,392	$56,576	$—	$—	$57,968

CIFC LLC AND ITS SUBSIDIARIES
Consolidating Statement of Cash Flows
For The Year Ended December 31, 2014

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$8,381	$50,726	$(19,097)	$(52,333)	$(12,323)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and other	—	696	321	—	—	1,017
Share-based compensation	—	274	2,418	—	—	2,692
Net (gain) loss on investments and contingent liabilities / other (gain) loss	—	—	(731)	—	1,189	458
Intercompany net (gain) loss on investments in subsidiaries	—	(50,726)	—	—	50,726	—
Depreciation and amortization	—	8,512	2,909	—	—	11,421
Deferred income tax expense (benefit)	—	3,932	—	—	—	3,932
Excess tax benefits from share-based payment arrangements	—	(171)	—	—	—	(171)
Net gain on the sale of management contract	—	—	(229)	—	—	(229)
Consolidated Entities:
Net (gain) loss on investments	—	—	803	227,974	—	228,777
Net (gain) loss on liabilities	—	—	—	18,123	(9,127)	8,996
Net other (gain) loss	—	—		(2,031)	—	(2,031)
Changes in operating assets and liabilities:
Due from brokers	—	—	13,827	(995)	—	12,832
Receivables	—	(721)	441	17	243	(20)
Prepaid and other assets	—	361	43	222	—	626
Due to brokers	—	—	(508)	(4,991)	—	(5,499)
Accrued and other liabilities	—	(666)	2,246	(271)	269	1,578
Change in restricted cash and cash equivalents	—	1,615	(1,608)		—	7
Consolidated Entities:
Due from brokers	—	—	(36,645)	160,765	—	124,120
Purchase of investments	—	—	(102,448)	(8,715,405)	—	(8,817,853)
Sales of investments	—	—	57,563	7,331,128	13,761	7,402,452
Receivables	—	—	(281)	(24,613)	1	(24,893)
Due to brokers	—	—	15,583	(220,939)	(13,761)	(219,117)
Accrued and other liabilities	—	—	—	1,653	(508)	1,145
Interest payable	—	—	163	13,647	(3)	13,807
Net cash provided by (used in) operating activities	—	(28,513)	4,593	(1,234,813)	(9,543)	(1,268,276)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of management contracts	—	—	229		—	229
Purchases of investments	—	—	(136,136)	15,735	91,257	(29,144)
Sales of investments	—	—	172,819	1,001	(153,336)	20,484
Intercompany investments in subsidiaries	—	(440,277)	—	—	440,277	—
Intercompany distributions from subsidiaries	—	478,341	—	—	(478,341)	—
Purchases of equipment and improvements	—	—	(2,204)	—	—	(2,204)
Consolidated Entities:
Change in restricted cash and cash equivalents	—	—	(6,873)	(206,021)	—	(212,894)
Net cash provided by (used in) investing activities	—	38,064	27,835	(189,285)	(100,143)	(223,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	—	(9,218)	—	—	—	(9,218)
Intercompany contributions	—	—	440,277	—	(440,277)	—
Intercompany distributions	—	—	(478,341)	—	478,341	—
Proceeds from extension of warrants	—	200	—		—	200
Proceeds from the exercise of options	—	580	—	—	—	580
Deferred purchase payments and payments on contingent liabilities	—	—	(8,724)	—	—	(8,724)
Excess tax benefits from share-based payment arrangements	—	171	—	—	—	171
Consolidated Entities:
Contributions from noncontrolling interests	—	—	—	93,587	(100)	93,487
Distributions to noncontrolling interests	—	—	—	(37,783)	10,685	(27,098)
Proceeds from issuance of long-term debt	—	—	51,000	4,702,304	(112,323)	4,640,981
Payments made on long-term debt	—	—	—	(3,338,141)	173,360	(3,164,781)
Net cash provided by (used in) financing activities	—	(8,267)	4,212	1,419,967	109,686	1,525,598
Net increase (decrease) in cash and cash equivalents	—	1,284	36,640	(4,131)	—	33,793
Cash and cash equivalents at beginning of period		872	20,494	4,131	—	25,497
Cash and cash equivalents at end of period	$—	$2,156	$57,134	$—	$—	$59,290

Note 19—Subsequent Events

Subsequent to year end, the Company's board of directors declared an aggregate cash distribution of $0.34 per share; composed of a quarterly cash distribution of $0.10 per share and a special distribution of $0.24 per share issued in order to defray a portion of the U.S. Federal income tax liability of shareholders arising from the Reorganization Transaction. The distribution will be paid on April 15, 2016 to shareholders of record as of the close of business on April 1, 2016.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.
CIFC LLC and CIFC Corp.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) under the Exchange Act of 1934 we carried out an evaluation, with the participation of our management, including our Principal Executive Officers and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based upon that evaluation, our Principal Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Management's Annual Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting for our company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with participation of our Principal Executive Officers and our Chief Financial Officer we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). The objective of our assessment was to determine whether our internal control over financial reporting was effective as of December 31, 2015.
Based on our assessment under the framework in Internal Control—Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2015.
Attestation of Independent Public Accounting Firm
The effectiveness of internal control over financial reporting as of December 31, 2015 has been audited by our independent registered public accounting firm as stated in their reports that appear on pages

47
and

55
.
Change in Internal Control Over Financial Reporting
None.

Inherent Limitations on Effectiveness of Controls
There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Principal Executive Officers and our Chief Financial Officer do not expect that our control system can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity's operating environment or deterioration in the degree of compliance with policies or procedures.
Item 9B.    Other Information.
None

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated herein by reference to CIFC LLC's Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year pursuant to General Instruction G(3).

Item 11.    Executive Compensation.
The information required by Item 11 is incorporated herein by reference to CIFC LLC's Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year pursuant to General Instruction G(3).

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is incorporated herein by reference to CIFC LLC's Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year pursuant to General Instruction G(3).

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated herein by reference to CIFC LLC's Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year pursuant to General Instruction G(3).

Item 14.    Principal Accounting Fees and Services.
The information required by Item 14 is incorporated herein by reference to CIFC LLC's Proxy Statement to be filed with the SEC within 120 days following the end of our fiscal year pursuant to General Instruction G(3).

Part IV.
Item 15.    Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:
The consolidated financial statements of CIFC LLC included in "Part II—Item 8. Financial Statements and Supplementary Data" are filed as a part of this Annual Report.

(2)	Financial Statement Schedules:
The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits:

Ex. No.	Description of Exhibit
2.1
Acquisition and Investment Agreement, dated as of March 22, 2010, by and between Deerfield Capital Corp., Bounty Investments, LLC and Columbus Nova Credit Investment Management, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2010).

2.2
Agreement and Plan of Merger, dated as of December 21, 2010, by and among Deerfield Capital Corp., Bulls I Acquisition Corporation, Bulls II Acquisition LLC, Commercial Industrial Finance Corp. and CIFC Parent Holdings LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 22, 2010).

2.3
Amendment, dated as of February 16, 2011, to the Agreement and Plan of Merger, dated as of December 21, 2010, by and among Deerfield Capital Corp., Bulls I Acquisition Corporation, Bulls II Acquisition LLC, Commercial Industrial Finance Corp. and CIFC Parent Holdings LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 16, 2011).

2.4
Agreement and Plan of Merger, dated as of April 12, 2011, by and between Deerfield Capital Corp., a Maryland corporation, and Deerfield Capital Corp., a Delaware corporation (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).

2.5
Agreement and Plan of Merger, dated as of November 11, 2015, by and among CIFC Corp., CIFC LLC and CIFC Merger Corp. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 16, 2015).

3.1	CIFC Corp. Amended and Restated Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2016).
3.2
Certificate of Ownership and Merger, dated as of April 13, 2011, merging CIFC Deerfield Corp. into Deerfield Capital Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).

3.3
Certificate of Ownership and Merger, dated as of July 19, 2011, merging CIFC Corp. into CIFC Deerfield Corp., a Delaware corporation (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 20, 2011).

3.4	CIFC Corp. Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2016).
3.5	Certificate of Designation of Series A Convertible Non-Voting Preferred Stock (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 25, 2012).
3.6
Amended and Restated Limited Liability Company Agreement of CIFC LLC, dated December 31, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2016).

3.7	Certificate of Formation of CIFC LLC (incorporated by reference to the Company's Form S-4 filed with the SEC on August 17, 2015).
4.1
Senior Subordinated Convertible Notes Agreement, dated as of March 22, 2010, by and between Deerfield Capital Corp. and Bounty Investments, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2010).

4.2	Senior Subordinated Convertible Note due 2017 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 15, 2010).
4.3
Junior Subordinated Indenture, dated March 4, 2010, by and between Deerfield Capital Corp. and The Bank of New York Mellon Trust Company, National Association, as Trustee (including Form of Junior Subordinated Note due 2035) (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 10, 2010).

Ex. No.	Description of Exhibit
4.4
Junior Subordinated Indenture, dated October 20, 2010 between Deerfield Capital Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee (including Form of Junior Subordinated Note due 2035) (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 21, 2010).

4.5
Indenture, dated as of November 2, 2015, among CIFC Corp., the Guarantors named on the signature pages thereto and US Bank National Association, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2016).

4.6
Registration Rights Agreement, dated as of November 2, 2015, by and among CIFC Corp., the Guarantors party thereto and Sandler O’Neill + Partners, L.P., as Initial Purchaser (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2016).

4.7
First Supplemental Indenture, dated as of December 31, 2015, to Junior Subordinated Indenture dated March 4, 2010, among CIFC Corp., CIFC LLC, CIFC Holdings II LLC, CIFC Holdings III LLC and U.S. Bank National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2016).

4.8
First Supplemental Indenture, dated as of December 31, 2015, to Junior Subordinated Indenture dated October 20, 2010, among CIFC Corp., CIFC LLC, CIFC Holdings II LLC, CIFC Holdings III LLC and U.S. Bank National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2016).

10.1
Registration Rights Agreement among Deerfield Triarc Capital Corp., the parties identified on the signature pages thereto and the other persons who may become parties thereto from time to time in accordance therewith as stockholders, dated as of December 21, 2007 (incorporated by reference to the Company's Current Report on Form 8-K/A filed with the SEC on January 15, 2008).

10.2
Waiver and Termination Agreement, dated as of March 21, 2010, among Pegasus Deerfield (AIV), LLC, PGS Management, LLC, Deerfield Capital Corp., Deerfield Capital Management, LLC, DPLC General Partner LLC, Deerfield Loan Manager LLC and Deerfield Pegasus Loan Capital LP (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 23, 2010).

10.3
Third Amended and Restated Stockholders Agreement, dated as of December 2, 2013, by and between CIFC Corp. and DFR Holdings, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2013).

10.4
Second Amended and Restated Registration Rights Agreement, dated as of September 24, 2012, by and among CIFC Corp., CIFC Parent Holdings LLC and DFR Holdings, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 25, 2012).

10.5
Put/Call Agreement, dated April 13, 2011, by and between Deerfield Capital Corp. and CIFC Parent Holdings LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).

10.6
Lease, dated September 16, 2011, between 250 Park Avenue, LLC, as Landlord and CIFC Corp., as Tenant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 16, 2011).

**10.7	First Amended and Restated Stock Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 11, 2009).
**10.8	Form of Performance Share Award Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 11, 2009).
**10.9	Form of Indemnity Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).
**10.10	Form of Indemnity Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on April 14, 2011).
**10.11	Amended and Restated Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated December 2, 2013, by and between CIFC Corp. and Peter Gleysteen.
**10.12
Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated June 14, 2006, by and between Commercial Industrial Finance Corp. and Stephen Vaccaro, as amended (incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2012).

10.13
Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated June 13, 2014, by and between CIFC Corp. and Oliver Wriedt (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

**10.14
Letter Agreement, dated as of November 20, 2012, by and between CIFC Corp. and Rahul Agarwal, (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on November 27, 2012).

Ex. No.	Description of Exhibit
**10.15	CIFC Corp. 2011 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed with the SEC on August 3, 2011).
**10.16	First Amendment to CIFC Corp. 2011 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed with the SEC on April 19, 2012).
**10.17	Second Amendment to CIFC Corp. 2011 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.3 to the Company’s Form S-8 filed with the SEC on December 11, 2014).
10.18
Form of Stock Option Award Certificate under the CIFC Corp. 2011 Stock Option and Incentive Plan (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 19, 2011).

10.19
Master Purchase Agreement, dated as of February 7, 2012, by and among DWM Management LLC, DFR Middle Market Holdings Ltd. and Deerfield Capital Management LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 8, 2012).

10.20
Asset Purchase Agreement, dated July 30, 2012, by and among GE Capital Debt Advisors LLC, General Electric Capital Corporation, CIFC Asset Management LLC and CIFC Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 1, 2012).

10.21
Investment Agreement, dated as of September 24, 2012, by and between CIFC Corp. and GE Capital Equity Investments, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 25, 2012).

10.22	Form of Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on September 25, 2012)
10.23	Amended and Restated Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2014).
10.24
Restricted Stock Unit Award Agreement, dated June 13, 2014, by and between CIFC Corp. and Stephen J. Vaccaro (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.25
Restricted Stock Unit Award Agreement, dated June 13, 2014, by and between CIFC Corp. and Oliver Wriedt (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.26
Restricted Stock Unit Award Agreement, dated June 13, 2014, by and between CIFC Corp. and Stephen J. Vaccaro (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.27
Restricted Stock Unit Award Agreement, dated June 13, 2014, by and between CIFC Corp. and Oliver Wriedt (incorporated by reference to the Company’s current Report on Form 8-K filed with the SEC on June 17, 2014).

10.28
Restricted Stock Unit Award Agreement, dated June 13, 2014, by and between CIFC Corp. and Stephen J. Vaccaro (incorporated by reference to the Company’s current Report on Form 8-K filed with the SEC on June 17, 2014).

10.29
Restricted Stock Unit Award Agreement, dated June 13, 2014, by and between CIFC Corp. and Oliver Wriedt (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.30
Stock Option Award Certificate, dated June 13, 2014, by and between CIFC Corp and Stephen J. Vaccaro (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.31
Stock Option Award Certificate, dated June 13, 2014, by and between CIFC Corp and Oliver Wriedt (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.32
Stock Option Award Certificate, dated June 13, 2014, by and between CIFC Corp and Oliver Wriedt (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

10.33	Transition Agreement, dated June 26, 2015, between Robert C. Milton, III and CIFC Corp. (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on June 26, 2015).
10.34
First Amendment to Amended and Restated Warrant to Purchase Common Stock of CIFC Corp., Dated September 24, 2015 (Incorporated by reference to the Company’s' Current Report on Form 8-K Filed with the SEC on September 24, 2015).

10.35
Purchase Agreement, dated as of October 28, 2015, by and among CIFC Corp., the Guarantors named therein and Sandler O’Neill + Partners, L.P. (Incorporated by reference to the Company’s' Current Report on Form 8-K Filed with the SEC on October 29, 2015).

Ex. No.	Description of Exhibit
10.36
Amended and Restated Restricted Stock Unit Award Agreement, dated December 31, 2015, between CIFC Corp. and Oliver Wriedt (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2016).

10.37
Amended and Restated Restricted Stock Unit Award Agreement, dated December 31, 2015, between CIFC Corp. and Stephen Vaccaro (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2016).

10.38
Amended and Restated Restricted Stock Unit Award Agreement, dated December 31, 2015, between CIFC Corp. and Oliver Wriedt (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2016).

10.39
Amended and Restated Restricted Stock Unit Award Agreement, dated December 31, 2015, between CIFC Corp. and Stephen Vaccaro (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2016).

**10.40	Amended and Restated 2011 Share Option and Incentive Plan (incorporate by reference to the Company's Form S-4 filed with the SEC on August 17, 2015).
18	Preferability letter of Independent Registered Public Accounting Firm dated March 18, 2015.
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
24.1	Power of Attorney (included on signature page).*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.0
Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements furnished herewith.

Explanatory Notes:
_________________________________________________________________________

*	Filed herewith.

**	Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIFC LLC & CIFC Corp.
(Registrant)

Date:	March 25, 2016	By:	/s/ STEPHEN J. VACCARO
Stephen J. Vaccaro, Co-President
(Principal Executive Officer)

Date:	March 25, 2016	By:	/s/ OLIVER E. WRIEDT
Oliver E. Wriedt, Co-President
(Principal Executive Officer)

Date:	March 25, 2016	By:	/s/ RAHUL N. AGARWAL
Rahul N. Agarwal, Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Rahul Agarwal, Stephen J. Vaccaro and Oliver Wriedt, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

By:	/s/ JEFFREY S. SEROTA	By:	/s/ ANDREW INTRATER
	Jeffrey S. Serota		Andrew Intrater
	Chairman and Director		Director
Date:	March 25, 2016	Date:	March 25, 2016

By:	/s/ PETER GLEYSTEEN	By:	/s/ ROBERT B. MACHINIST
	Peter Gleysteen		Robert B. Machinist
	Vice-Chairman and Director		Director
Date:	March 25, 2016	Date:	March 25, 2016

By:	/s/ PAOLO AMATO	By:	/s/ MARCO MUSETTI
	Paolo Amato		Marco Musetti
	Director		Director
Date:	March 25, 2016		March 25, 2016

By:	/s/ EHUD BARAK	By:	/s/ DANIEL K. SCHRUPP
	Ehud Barak		Daniel K. Schrupp
	Director		Director
Date:	March 25, 2016		March 25, 2016

By:	/s/ JASON EPSTEIN	By:	/s/ STEPHEN F. SMITH
	Jason Epstein		Stephen F. Smith
	Director		Director
Date:	March 25, 2016		March 25, 2016