Form 10-K/A
period 2015-12-31
CIFC LLC; CIFC Corp.
filed 2016-04-29
CIK 1649709, 1313918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No.1)

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-37674 (CIFC LLC)

Commission file number: 1-32551 (CIFC Corp.)

CIFC LLC

CIFC CORP.

(Exact name of registrant as specified in its charter)

Delaware	36-4814372
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Delaware	20-2008622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Park Avenue, 4th Floor, New York, New York	10177
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 212-624-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each class:	Name of Exchange on Which Registered:
Common Shares, representing limited liability company interests in CIFC LLC	NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☒

This combined form 10-K/A is separately filed by (i) CIFC LLC and (ii) CIFC Corp. This combined Form 10-K/A meets the conditions set forth in general instruction I(1) (a) and (b) of Form 10-K and the registrants are, therefore, filing this form with the reduced disclosure format permitted by such instruction. The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common shares on June 30, 2015 as reported on NASDAQ was approximately $47.7 million.

The number of CIFC LLC Common Shares used for calculations in this combined Form 10-K/A is based on 25,498,765 Common Shares, which are composed of 23,472,450 outstanding Common Shares as of April 15, 2016 and 2,026,315 Common Shares subject to an appraisal demand.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTES

Amendment No. 1

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K (this “Amendment No. 1”) of CIFC LLC and CIFC Corp. (“we,” “us,” “CIFC” or the “Company”) for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2016 (the “Original Filing”). The Company is filing this Amendment No. 1 to include information previously omitted from Items 10, 11, 12, 13 and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment No.1 to include Part III information in our Form 10-K because we do not intend to file our definitive proxy statement containing this information before that date. Accordingly, reference to our proxy statement on the cover page of the Original Filing has been deleted. In addition, in accordance with the rules and regulations promulgated by the SEC, Item 15 of Part IV has been amended to contain currently dated certifications from our Co-Presidents and Chief Financial Officer. These updated certifications are attached to this Amendment No. 1 as Exhibits 31.1, 31.2 and 32.1. Except as described above, no other changes have been made to the Original Filing and no attempt has been made in this Amendment No. 1 to modify or update disclosures for events that occurred subsequent to the Original Filing. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the date of the Original Filing, including any amendments to those filings, as well as Current Reports filed on Form 8-K subsequent to the date of the Original Filing, if any.

Reorganization Transaction

On December 31, 2015, pursuant to the Agreement and Plan of Merger, dated November 11, 2015 (the “Merger Agreement”), by and among CIFC LLC, a Delaware limited liability company (“CIFC LLC”), CIFC Corp., a Delaware corporation (“CIFC Corp.”), and CIFC Merger Corp., a Delaware corporation and wholly-owned subsidiary of CIFC LLC (“Merger Corp.”), Merger Corp. merged with and into CIFC Corp. with CIFC Corp. as the surviving entity (the “Merger”) and as a wholly-owned subsidiary of CIFC LLC (the Merger and related transactions, the “Reorganization Transaction”). Entry into the Merger Agreement was previously announced by CIFC Corp. on its quarterly report on Form 10-Q filed with the SEC on November 16, 2015. CIFC LLC had not commenced operations and had no assets or liabilities until the effective time of the Merger at 11:59pm on December 31, 2015.

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

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance

Director Biographical Information and Qualifications

Set forth below is a description of the business experience of each director, as well as the specific qualifications, skills and experience considered by the Nominating and Corporate Governance Committee (the “Nominating Committee”) and the Board of Directors (the “Board”) in recommending our slate of director nominees.

Paolo Amato	Biography

Mr. Amato, 51, has been a member of the Board since June 2015. Mr. Amato serves as Chief Financial Officer of Renova Management AG based in Zurich since February 2015. From 2009 to 2014 he served Alitalia, first, as Executive Vice President & Chief Financial Officer, and from March 2013 thereafter as Deputy General Manager. In this capacity he oversaw the recent realization of Alitalia’s strategic partnership with Etihad; co-chaired the industrial partnership with AirFrance-KLM; managed the transatlantic joint venture between Delta, and AirFrance-KLM and Alitalia; and assured the business integration of AirOne S.p.A.. From 2003 to 2008, Mr. Amato served as Chief Financial Officer of Ariston Thermo Group and in 2008 as General Director of Merloni Finanziaria, the Group’s Holding company. From 2000 to 2003 he was Founding Partner and Co-CEO of the venture capital firm eNutrix S.p.A.. Mr. Amato started his international career in the New York office of Finmeccanica S.p.A. in 1989 where he engaged in various strategic/M&A projects. In 1994 he joined McKinsey & Company in Buenos Aires and then relocated to the Rome and Zurich offices as Senior Engagement Manager. From 2012 to January 2016 Mr. Amato was Chairman of the Board of AirOne S.p.A., from 2013 to December 2014 he was an independent director of Indesit Company S.p.A. (sold to Whirlpool in December 2014), and from 2012 to 2013 he was Director of Advanced Capital S.G.R. S.p.A. (fund of funds).  He graduated in Mechanical Engineering from “La Sapienza” University Rome in 1989 and obtained a Master in Business Administration from Harvard Business School in 1994.

Qualifications

Mr. Amato brings to the Board extensive business and transaction experience obtained from leadership corporate roles in various industries as well as in consulting and venture capital, in addition to his service on various boards of directors.

Ehud Barak	Biography

Mr. Barak, 74, has been a member of the Board since January 2014. Mr. Barak is an internationally renowned leader and statesman, who most recently served as the Defense Minister of Israel from 2007 to 2013. He announced his retirement from politics in 2013 after almost two decades at the top ranks of the Israeli government, including terms as Israel’s 10th Prime Minister, Minister of Foreign Affairs, and Minister of the Interior. Prior to his political career, Mr. Barak had an illustrious 36-year military career that included various top posts in the Israel Defense Forces (“IDF”), including the Head of Planning, Head of Military Intelligence, Commander of the Central Command, Deputy Chief of Staff, and Commander of Sayaret Matkal (Israel’s Elite Commando Unit); ultimately culminating in his tenure as the Chief of General Staff of the IDF from 1991-1995. Based on his distinguished military career, Mr. Barak is widely recognized as the most decorated soldier in the history of the IDF. In addition to his political and military experience, during a hiatus from public life (2001-2007), Mr. Barak entered the private sector, where he consulted and acted as a strategic adviser for a number of prestigious private equity firms and hedge funds, as well as consulting on security-related issues and earning accolades on the international lecture circuit. Mr. Barak has a M.S. in Engineering-Economic Systems from Stanford University in California and a B.S. in Physics and Mathematics from the Hebrew University of Jerusalem.

Qualifications

Mr. Barak brings to the Board extensive business and transaction experience obtained from leadership roles in the military and in the top ranks of the Israeli government, as well as advising and consulting for a number of private equity firms and hedge funds.

Jason Epstein	Biography

Mr. Epstein, 42, has been a member of the Board since June 2010.  Mr. Epstein is a Managing Partner of Columbus Nova (“CN”), the US investment vehicle for the Renova Group, a multi-national, Zurich-based industrial holding company.  Mr. Epstein co-leads CN’s investment activities, which currently manages directly and indirectly (through affiliate managers) a variety of investments that include growth equity, private equity, and fixed income investments.  On behalf of CN, Mr. Epstein’s primary investment-related areas of focus are CIFC and CN’s technology and media investment platform.  In this capacity, Mr. Epstein sits on a variety of boards of directors, including Rhapsody Music International (Co-Chairman), Day Break Games (Chairman), GenePeeks, and 300.  Prior to joining CN in 2001, Mr. Epstein founded eLink Communications in 1998, a provider of broadband, networking and application services, and served as its Chief Executive Officer, where he was a two-time finalist for the Ernst & Young Entrepreneur of the Year Award.  Mr. Epstein received a B.A. from Tufts University. He currently serves on the University’s Board of Overseers of the School of Liberal Arts as well as the Next Generation Board of the Shoah Foundation.

Qualifications

Mr. Epstein brings to the Board extensive business and transaction experience obtained from leadership roles in the telecommunications, healthcare and asset management sectors, as well as service on various boards of directors of portfolio companies.

Peter Gleysteen	Biography

Mr. Gleysteen, 65, has been a member of the Board since April 2011. Mr. Gleysteen is the Vice-Chairman of CIFC LLC. He previously was the Company’s Chief Executive Officer, serving from 2011 to early 2014. In 2005, Mr. Gleysteen founded Commercial Industrial Finance Corp. (“Legacy CIFC”) and was its Chief Executive Officer from 2005 to 2011 when it merged into the Company, at which point Mr. Gleysteen became the Chief Executive Officer of the Company. Mr. Gleysteen previously had a 25 year career at JPMorgan Chase & Co. and its banking and securities subsidiaries (including its predecessor institutions, Chase Manhattan Corp. and Chemical Banking Corp., which are together referred to herein as “JPMorgan Chase”), where he co-founded and was the executive responsible for the global loan syndications business and the corporate loan portfolio. Mr. Gleysteen was a member of Chase Manhattan’s Management and Credit Committees, and co-chair of the Investment Banking Division Balance Sheet Committee. Upon the combination of Chase Manhattan Corp. and JP Morgan & Co., Mr. Gleysteen served as Chief Credit Officer of JPMorgan Chase. Prior to joining what became the syndications group in Chemical Bank’s Treasury Division (before its merger with Manufacturers Hanover Corp.), Mr. Gleysteen was a banker in the International Banking Division and then the Corporate Banking Division. Mr. Gleysteen joined Chemical Bank’s Management & Credit Training Program in 1975. Mr. Gleysteen received a B.A. in History from Trinity College and an M.B.A. from The University of Chicago. Mr. Gleysteen is a member of the Council on Foreign Relations and a Trustee of Mystic Seaport Museum.

Qualifications

Mr. Gleysteen brings to the Board extensive business and management experience obtained from leadership roles at JPMorgan Chase and CIFC and in the banking and capital markets and asset management sectors, including running complex credit based businesses through business cycles and capital markets crises, and integrating such complex businesses through acquisitions and mergers.

Andrew Intrater	Biography

Mr. Intrater, 54, has been a member of the Board since June 2010. Mr. Intrater has been the Chief Executive Officer of CN, a multi-strategy investment firm, since January 2000. Through the acquisition of a controlling interest in the Company in 2010 and the subsequent merger of the Company with Legacy CIFC, he helped grow CN’s and the Company’s CLO asset management platform from $2 billion of assets under management in 2007 into one of the largest U.S. CLO asset managers. His international transactional experience includes a $51-million equity/debt investment in 2005 for a controlling stake in MOCC (Moscow Cablecom Corp—today known as AKADO), a Moscow-based broadband multi-system operator. Mr. Intrater is also a former director and current Member of the Executive Board of Renova Management, a global leader in energy, base metals and mining industries. Mr. Intrater is a Managing Director at Columbus Nova Technology Partners, a multi-stage technology investment firm and has over 25 years of general management and transactional experience obtained from leadership roles in the technology and asset management sectors, as well as over 20 years of service on the boards of directors of public companies. He has served on the board of Cyalume Technologies Inc. since September 2009. In 1985 he founded ATI, the predecessor of Oryx Technology Corp. He served Oryx as President and Chief Operating Officer until 1999 as it grew into a leading manufacturer of semiconductor test equipment. He led its 1994 initial public offering and oversaw two strategic acquisitions, including the purchase of Zenith’s power converter division. Mr. Intrater received a B.S. in Chemical Engineering from Rutgers University and performed graduate studies in Materials Science at Columbia University.

Qualifications

Mr. Intrater brings to the Board experience in general management, including business and transaction experience obtained from leadership roles in the technology and asset management sectors, as well as service on the boards of directors of other public companies.

Robert B. Machinist	Biography

Mr. Machinist, 63, has been a member of the Board since December 2004 and served as Chairman from December 2013 through December 2015. He is currently a member of the board of directors of Pyrolyx AG and Maimonides Medical Center, as well as Vice Chairman and Chairman of the Investment Committee of Maimonides. Mr. Machinist also runs a private family investment company. Most recently, Mr. Machinist was Chairman of the Board of Advisors of MESA, a leading merchant bank specializing in media and entertainment industry transactions. He was the Non-Executive Chairman of New Motion, Inc., a publicly listed company, through 2009, as well as a member of its board of directors and its Audit and Compensation Committees. From 1998 to 2002, Mr. Machinist was Managing Director and Head of Investment Banking for the Bank of New York and its Capital Markets division. From January 1986 to November 1998, he was President and one of the principal founders of Patricof & Co. Capital Corp. (and its successor companies), a multinational investment banking business, until its acquisition by the Bank of New York. Mr. Machinist received a B.A. from Vassar College.

Qualifications

Mr. Machinist brings to the Board extensive capital markets and investment banking expertise and financial skills obtained through leadership positions with investment and merchant banking firms and service on the board of directors of other public companies.

Marco Musetti	Biography

Mr. Musetti, 46, has been a member of the Board since January 2014. Mr. Musetti has been a senior officer at Renova Management AG, Zürich, Switzerland since 2007. Currently he serves as Chief Investment Officer of Renova Management AG, a member of the board of directors of Sulzer AG, Switzerland and a member of the board of directors of Schmolz & Bickembach AG, Switzerland. From 1992 to 1998, he was the deputy head of the metals desk at Banques Bruxelles Lambert (Suisse) S.A., and from 1998 to 2000, he worked for Banque Cantonale Vaudoise, Lausanne as the head of the metals and structured finance desk. Between 2000 and 2007, Mr. Musetti acted as the Chief Operating Officer and the deputy Chief Executive Officer for Aluminum Silicon Marketing GmbH. Between 2007 and 2014, he served as Chairman/Board member of Avelar Energy Ltd., Energetic Source SpA and Renova US Holdings Ltd, all Renova group companies.  Mr. Musetti has a degree in economics from the University of Lausanne and a Master of Science in Accounting and Finance from the London School of Economics and Political Science.

Qualifications

Mr. Musetti brings to the Board extensive business experience obtained from advising and investing in many sectors, including, but not limited to, financial services, manufacturing and energy.

Daniel K. Schrupp	Biography

Mr. Schrupp, 49, has been a member of the Board since November 2014. He is currently a Principal at Camdor Global Advisors plc, which advises insurance companies on their investments.  From June 2008 to August 2013, Mr. Schrupp served as the Chief Investment Officer of Lucida plc, a specialty UK insurance company involved in the pension and bulk annuity markets. From July 2004 through May 2008, Mr. Schrupp was the Senior Portfolio Manager of Aozora Bank Ltd., a Japanese commercial bank, and at the bank’s investment subsidiary, Aozora Investment Management Ltd., which he co-founded, where he managed leveraged credit portfolios. Prior to that, Mr. Schrupp held investment banking positions, primarily focused on debt-capital raising activities, at Glocap Advisors, a boutique banking firm focused on the middle market (2002-2004), CIBC World Markets Corp. (1998-2001) and Salomon Brothers Inc. (1994-1997). He previously served on the Board of the Company as a nonexecutive, independent director from June 2010 to May 2011. Mr. Schrupp received a B.A. in Economics from Yale University and an M.B.A. from the Tuck School at Dartmouth College.

Qualifications

Mr. Schrupp brings to the Board extensive credit investment, capital markets and investment banking expertise and financial skills obtained through leadership positions with insurance and investment banking firms.

Jeffrey S. Serota	Biography

Mr. Serota, 50, has been a member of the Board since August 2014 and Chairman since January 2016. From September 1997 to April 2014, Mr. Serota was a Senior Partner and then a Senior Advisor to Ares Management LLC (“Ares”).  Ares is a multi-faceted alternative asset manager and Mr. Serota’s primary responsibilities were within in the firm’s Private Equity practice.  Prior to joining Ares, Mr. Serota worked at Bear Stearns from March 1996 to September 1997, where he specialized in providing investment banking services to financial sponsor clients of the firm. He currently serves on the boards of directors of EXCO Resources, Inc., a natural gas and oil company, and SandRidge Energy, Inc. and he previously served on the boards of directors of WCA Waste Corporation, Douglas Dynamics, Inc. and LyondellBasell, N.V. Mr. Serota received a Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School of Business and received a Master of Business Administration degree from UCLA’s Anderson School of Management.

Qualifications

Mr. Serota brings to the Board extensive capital markets and principal investing expertise, investment banking experience and financial skills obtained through leadership positions with multi-billion dollar investment firms, investment banking firms and service on the board of directors of other public companies.

Stephen F. Smith	Biography

Mr. Smith, 75, has been a member of the Board since November 2014. From January 1980 to June 2004, Mr. Smith served as a director and Executive Vice President of Sandefer Oil & Gas, Inc., an independent oil and gas exploration and production company. From June 2004 to June 2013, Mr. Smith served in various capacities at Exco Resources, Inc. He joined Exco Resources, Inc. in June 2004 as Vice Chairman of its board of directors and was appointed President and Secretary in October 2005. He served as Secretary of Exco Resources until April 2006 and as President until February 28, 2013 when he decided to retire from Exco Resources. He currently serves as a consultant to independent oil and gas companies and energy investors. Prior to joining Sandefer Oil & Gas Inc., Mr. Smith was an Audit Partner at Arthur Andersen & Co. Mr. Smith received a Bachelor of Business Administration degree from the University of Texas at Austin in 1962.

Qualifications

Mr. Smith brings to the Board business and transaction expertise and financial skills obtained from leadership positions in the oil and gas industry and service on the board of directors of other companies.

Executive Officers

The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position
Stephen J. Vaccaro	61	Chief Investment Officer and Co-President
Oliver Wriedt	44	Co-President
Rahul Agarwal	43	Chief Financial Officer
Julian Weldon (1)	43	General Counsel, Secretary, Chief Compliance Officer and Head of Corporate Strategy

(1)                                 On June 26, 2015, Robert C. Milton III resigned as the General Counsel, Chief Compliance Officer and Secretary of CIFC Corp. and as a member of the Company’s operating committee, effective as of August 7, 2015. On June 26, 2015, Julian Weldon was appointed as General Counsel, Chief Compliance Officer and Secretary of the Company, effective as of August 7, 2015.

Stephen J. Vaccaro	Biography

Mr. Vaccaro has held the position of Co-President of the Company since February 2014 and has served as Chief Investment Officer of the Company since April 2011. Prior to joining Legacy CIFC in 2006 as its Co-Chief Investment Officer, Mr. Vaccaro spent 25 years at JPMorgan Chase where he began his banking career and where he received his credit training. At JPMorgan Chase, Mr. Vaccaro’s roles included Managing Director and Co-Head of the firm’s Media group. Mr. Vaccaro’s experience at JPMorgan Chase also included merchant banking, including mezzanine and equity co-investing, and roles as a Credit Supervising Officer in the bank’s Corporate Banking Department, member of the bank’s Credit Audit group and Team Leader in the firm’s Land Transportation/Global Automotive corporate lending group. Mr. Vaccaro holds a B.A. in Economics from Cornell University.

Oliver Wriedt	Biography

Mr. Wriedt has held the position of Co-President of the Company since February 2014 and served as Head of Capital Markets & Distribution from March 2012 to August 2014. Prior to joining CIFC, Mr. Wriedt was a Managing Director in Providence Equity Partners’ Capital Markets Group based in New York from 2010 through 2012. Prior to joining Providence Equity Partners, Mr. Wriedt was a Partner at Sciens Capital Management. From 2004 through 2008, Mr. Wriedt was a Partner and Global Co-Head of Marketing and Structured Products at GoldenTree Asset Management. From 1998 through 2004 Mr. Wriedt was at Deutsche Bank in London and New York, where he held several sales management positions, most recently as a Managing Director running the alternative asset solutions effort in North America. Before joining Deutsche Bank in 1998, Mr. Wriedt spent five years at NORD/LB in Hanover, Singapore and New York. Mr. Wriedt received a B.A. in History and Economics from Duke University.

Rahul Agarwal	Biography

Mr. Agarwal has held the position of Chief Financial Officer of the Company since December 2012. Prior to joining CIFC, Mr. Agarwal served as Co-Head of Finance for the Private Equity business of The Blackstone Group L.P. (“Blackstone”), where he was responsible for transaction structuring, investor reporting, preparation and analysis of financial statements, tax compliance and reporting, internal controls, SEC reporting and implementing technology solutions to enhance efficiencies and scalability. Before joining Blackstone, Mr. Agarwal held positions at Deloitte & Touche, Citigroup and Ernst & Young. Mr. Agarwal holds a Bachelor’s degree in Commerce from the University of Mumbai (India) and is an Associate of the Institute of Chartered Accountants of India. Mr. Agarwal is also a Certified Public Accountant and a CFA charterholder.

Julian Weldon	Biography

Mr. Weldon has held the position of Head of Corporate Strategy of the Company since March 2015 and the positions of General Counsel, Secretary and Chief Compliance Officer of the Company since August 2015. Prior to joining CIFC, he spent over six years as a Managing Director and General Counsel at Garrison Investment Group (“Garrison”). While at Garrison, Mr. Weldon worked on the firm’s investments (across corporate, real estate and other financial asset classes), strategic investor and operating partner relationships, financings and product development. Prior to Garrison, Mr. Weldon was Senior Counsel in the Banking Department of Allen & Overy LLP in New York and London. Mr. Weldon holds a L.L.B. in Law from the University of East Anglia, England, is qualified as a Solicitor of the Supreme Court of England & Wales and is admitted to the New York Bar.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and all persons who beneficially own more than 10 percent of the outstanding shares of the Company’s common shares (the “Common Shares”) to file with the SEC initial reports of ownership and reports of changes in ownership of Common Shares.  Directors, executive officers and greater than 10 percent beneficial owners also are required to furnish us with copies of all Section 16(a) forms they file.

Based upon our review of reports filed with the SEC and written representations from our directors and executive officers that no other reports were required, we believe that all of our directors, executive officers and certain beneficial owners complied with the reporting requirements of Section 16(a) of the Exchange Act during 2015, except the following:

•                  Iosif Bakaleynik filed a Form 4 on July 1, 2015 for a transaction that occurred on June 26, 2015;

•                  Ehud Barak filed a Form 4 on April 13, 2016 for a transaction that occurred on December 16, 2015;

•                  Jason Epstein filed a filed a Form 4 on March 8, 2016 for a transaction that occurred on December 16, 2015;

•                  Paolo Amato filed a Form 4 on February 17, 2016 for a transaction that occurred on December 16, 2015;

•                  Andrew Intrater filed a Form 4 on February 17, 2016 for a transaction that occurred on December 16, 2015;

•                  Robert B. Machinist filed a Form 4 on February 17, 2016 for a transaction that occurred on December 16, 2015;

•                  Marco Musetti filed a Form 4 on February 17, 2016 for a transaction that occurred on December 16, 2015;

•                  Daniel K. Schrupp filed a Form 4 on February 17, 2016 for a transaction that occurred on December 16, 2015;

•                  Jeffrey S. Serota filed a Form 4 on February 24, 2016 for a transaction that occurred on December 16, 2015 and a Form 4 on February 24, 2016 for a transaction that occurred on February 9, 2016;

•                  Stephen F. Smith filed a Form 4 on February 17, 2016 for a transaction that occurred on December 16, 2015; and

•                  DFR Holdings, LLC filed a Form 4 on October 19, 2015 for a transaction that occurred on September 24, 2015.

The Board, Its Committees and Corporate Governance

Board Composition and Criteria for Selection of Directors

Pursuant to the Third Amended and Restated Stockholders Agreement (the “Shareholders Agreement”) by and among the Company and DFR Holdings, LLC (“DFR Holdings”), the Board will nominate, or cause to be nominated, and recommend for election, and DFR Holdings will take all necessary action to ensure that at each annual or special meeting of the shareholders of the Company (the “Shareholders”) at which an election of directors is held or pursuant to any written consent of the Shareholders for the election of directors, the following persons will be elected to the Board:

•                  six directors designated by DFR Holdings (Messrs. Amato, Barak, Epstein, Intrater, Machinist, and Musetti);

•                  the Company’s then serving Chief Executive Officer;

•                  three individuals who qualify as independent directors pursuant to the Shareholders Agreement and applicable NASDAQ Listing Rules recommended by the Nominating Committee (Messrs. Schrupp, Serota and Smith); and

•                  one director designated by the Nominating Committee.

DFR Holdings has currently waived the provision under the Shareholders Agreement that requires the size of the Board to be set at eleven.

With respect to the independent directors that the Nominating Committee may recommend, the Nominating Committee has not established specific minimum qualifications, or specific qualities or skills, for directors. The Nominating Committee typically recommends candidates based on its overall assessment of their skills and characteristics and the composition of our Board as a whole, including the nominee’s independence under our categorical independence standards and director diversity, skills and experience in the context of our Board’s needs. The Nominating Committee’s process for identifying and evaluating director nominees is based on various factors, including recommendations from our directors and officers and participants in the industry in which we operate. The Nominating Committee considers, without limitation, a director nominee’s independence, skills and other attributes, experience, perspective, background and diversity. In evaluating director nominees, the Nominating Committee defines “diversity” broadly and considers diversity with respect to viewpoints, background, experience, skill, education, national origin, gender, race, age, culture and current affiliations. The Nominating Committee nominates each independent director for election at the annual meeting based upon an evaluation of each director.

Recommendation of Directors by Shareholders

The charter of the Nominating Committee provides that such committee shall consider director nominations from our Shareholders. The nominating Shareholder must deliver the nomination to our Secretary at least 90 days and no more than 120 days before the first anniversary of the date of the preceding year’s annual Shareholders meeting, and the Shareholder must provide a detailed statement of the nominee’s qualifications and the nominee’s written consent. If the date of the annual meeting is more than 30 days before or more than 70 days after the first anniversary of the preceding year’s annual meeting, then the nomination must be delivered not earlier than the 120th day prior to the date of such annual meeting and not later than 5:00 p.m., Eastern time, on the later of (i) the 90th day prior to such annual meeting or (ii) if the first public announcement of the date of such annual meeting is less than 100 days prior to the date of such annual meeting, the 10th day following the day on which public announcement of the date of such meeting is first made.

Independence of Directors; Controlled Company Exemption

As required by the NASDAQ Listing Rules, the Board evaluates the independence of its members at least annually and at other appropriate times when a change in circumstances could potentially impact the independence or effectiveness of one of our directors. The Board has determined that Messrs. Serota, Schrupp and Smith have no material relationships with us and are “independent” as that term is defined under the general independence standards of NASDAQ. The remaining members of the Board are not “independent” as that term is defined under the general independence standards of NASDAQ. DFR Holdings holds over 50% of the outstanding shares of the Company thereby allowing the Company to elect to become a “controlled company” as defined by

Rule 5615(c) of the NASDAQ Listing Rules. As a result, the Company is exempt from substantially all corporate governance and independence requirements other than those related to the Audit Committee of the Board (the “Audit Committee”). Pursuant to the Shareholders Agreement, the Company must elect to be a “controlled company” for so long as DFR Holdings holds over 50% of the outstanding shares of the Company. DFR Holdings will take all action necessary for the Company to be treated as a “controlled company” (other than not transferring shares) and make all necessary filings and disclosures associated with such status. As such, the Company is not required to have a majority of independent directors, and Messrs. Serota, Schrupp and Smith are the Company’s only independent directors.

Board’s Role in Risk Oversight

The Board is responsible for consideration and oversight of risks facing the Company, and is responsible for ensuring that material risks are identified and managed appropriately. As set forth in the Audit Committee charter, the Audit Committee is charged with the evaluation of risk assessment and the Company’s risk management policies. In fulfilling this role, the Audit Committee receives reports directly from the Company’s internal audit function. In addition, the Audit Committee reviews and approves the internal audit plan once a year and receives periodic reports from members of senior management and an internal audit on areas of material risk to the Company, including operational and financial risks.

Our other Board committees also have responsibility for the oversight of risk management. For example, the Compensation Committee considers the risks associated with our compensation policies and practices. Further, the Nominating Committee oversees risks associated with our governance structure and processes and annually reviews our organizational documents and other policies.  The committees primarily keep the Board informed of their risk oversight and related activities through reports of the committee chairmen to the full Board. The Board also considers specific risk topics in connection with strategic planning and other matters.

Corporate Governance

The Company and its operating subsidiaries have adopted codes of ethics that apply to their officers, directors and employees. The Company’s codes include a Code of Ethics, as defined in Item 406 of Regulation S-K, that applies to its principal executive officers, principal financial officer, principal accounting officer or controller and persons performing similar functions. All of the Company’s corporate governance documents, including the Code of Ethics and committee charters are available free of charge on the Company’s website at www.cifc.com and will be provided free of charge to any Shareholder requesting copies by writing to: Attn: Investor Relations, CIFC LLC, 250 Park Avenue, 4th Floor, New York, New York 10177. Any waiver granted by the Company to its principal executive officers, principal financial officer, principal accounting officer or controller under the Code of Ethics, or certain amendments to the Code of Ethics or its other corporate governance documents that are required to be disclosed pursuant to the rules of the SEC or NASDAQ, will be disclosed on the Company’s website at www.cifc.com under the section entitled “Our Shareholders—Board of Directors & Corporate Governance.”

Other Board Information

Leadership Structure of the Board

The Board has separated the roles of Co-Presidents and Chairman of the Board; however, the Board has not created the role of a lead independent director. We believe that separation of the roles of our Co-Presidents and Chairman allows our Co-Presidents to focus on the direction of our business strategy, growth and development, while allowing our Chairman to lead the Board in its fundamental role of providing advice to, and oversight of, management. Jeffrey S. Serota has served as the Chairman of the Board since January 1, 2016 and has been a member of the Board since 2014. The Board believes Mr. Serota is best suited to serve as Chairman of the Board because of his extensive capital markets expertise and investment banking experience, financial skills obtained through leadership positions with asset management firms, and service on the board of directors of other companies.

Board Meetings

The Board and its committees meet throughout the year on a predetermined schedule, and also hold special meetings and act by written consent from time to time. The Board held seven meetings (including regularly scheduled and special meetings) during the year ended December 31, 2015. With the exception of Mr. Barak, each director attended at least 75% of the total number of Board meetings and committee meetings on which they served in the year ended December 31, 2015.

Although the Company does not maintain a formal policy regarding director and management attendance at Shareholder meetings, we encourage our directors and key members of management to attend the Company’s annual meetings. All of the Company’s current directors attended the 2015 annual Shareholder meeting.

Meetings of Independent Directors

The NASDAQ Listing Rules contemplate that the independent members of the Board will meet during the year in separate closed meetings referred to as “executive sessions” without any employee director or executive officer present. Executive sessions were held from time to time before or after regularly scheduled Board and/or Audit Committee meetings during the year ended December 31, 2015.

Committees of the Board

The Board has established three committees—the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee—to carry out certain responsibilities and to assist the Board in meeting its fiduciary obligations. The Audit Committee consists entirely of independent directors. The following table sets forth certain information for each current standing committee of the Board:

Committee Name	Committee Members	Committee Chair	Number of Meetings in 2015	Summary of Committee Functions (see committee charters for full descriptions)
Audit Committee (1)	Stephen F. Smith Daniel K. Schrupp Jeffrey S. Serota	Stephen F. Smith	4

Assists the Board in overseeing the Company’s accounting and financial reporting processes, the integrity and audits of its consolidated financial statements, the Company’s compliance with legal and regulatory requirements, the qualifications and independence of its accountants and the performance of those accountants and its internal auditors; reviews the Company’s related party transactions; appoints the Company’s independent accountants and reviews with the accountants the plans and results of the audit engagement; approves professional services provided by the accountants; reviews the adequacy of its internal accounting controls; establishes procedures for the submission and treatment of concerns and complaints relating to accounting matters, internal controls and questionable accounting or auditing matters.

Compensation Committee	Paolo Amato Andrew Intrater Marco Musetti	Paolo Amato	3

Evaluates performance of and determines and approves compensation for the Co-Presidents, executive officers, senior management and other employees; produces a compensation committee report required by the SEC; makes recommendations to the Board regarding the Company’s equity incentive plans and administers and approves (and in some cases recommends to the full Board) grants under such plan; reviews director compensation and makes related recommendations to the Board.

Nominating and Corporate Governance Committee	Paolo Amato Jason Epstein Marco Musetti	Jason Epstein	2

Recommends to the Board qualified candidates for election as directors and recommends to the Board a slate of nominees for election as independent directors at the annual meeting of Shareholders; submits to the Board selection criteria for director nominees; advises the Board on matters involving general operation of the Board and the Company’s corporate governance; annually recommends to the Board nominees for each Board committee; facilitates the assessment of the Board’s performance and of the individual directors and reports thereon to the Board.

(1)

The composition of the Audit Committee satisfies the independence and financial literacy requirements of NASDAQ and the SEC. The financial literacy standards require that each member of the Audit Committee be able to read and understand fundamental financial statements. In addition, at least one member of the Audit Committee must qualify as an “audit committee financial expert,” as defined by the rules and regulations of the SEC. The Board has determined that Stephen F. Smith is a financial expert as defined by the regulations of the SEC and that each member of the committee is financially literate.

Communications to the Board

Shareholders wishing to communicate with the Board should send any communication to: Secretary, CIFC LLC, 250 Park Avenue, 4th Floor, New York, New York 10177. Any such communication must state the number of shares beneficially owned by the Shareholder making the communication. The Secretary will forward the communication to the full Board, to a committee of the Board or to any individual director or directors, as appropriate. If a communication is unduly hostile, threatening, illegal or similarly inappropriate, the Secretary is authorized to discard the communication or take appropriate legal action regarding the communication.

Item 11.            Executive Compensation

Summary Compensation Table

The following Summary Compensation Table discloses the compensation information for the years ended December 31, 2015 and 2014 for our principal executive officers (“PEOs”) and the two most highly compensated executive officers other than the PEOs who were serving as executive officers at the end of the last completed year.

Name and Principal Position	Year	Salary	Bonus(1)	Share Awards (2)	Option Awards (3)	Nonequity Incentive Plan Compensation (4)	All Other Compensation (5)	Total
Stephen J. Vaccaro	2015	$750,000	$663,000	$609,673	$—	$560,000	$35,129	$2,617,802
Co-President (principal executive officer)	2014	$750,000	$250,000	$3,712,324	$235,000	$1,139,617	$34,618	$6,121,559
Oliver Wriedt	2015	$750,000	$663,000	$609,673	$—	$560,000	$35,030	$2,617,703
Co-President (principal executive officer)	2014	$750,000	$530,000	$3,712,324	$707,000	$1,000,000	$34,528	$6,733,852
Rahul Agarwal	2015	$325,000	$200,000	$150,000	$—	$—	$35,240	$710,240
Chief Financial Officer (principal financial officer)	2014	$300,000	$350,000	$370,876	$—	$—	$34,650	$1,055,526
Julian Weldon	2015	$227,308	$225,000	$577,364	$—	$—	$225	$1,029,897
General Counsel, Secretary and Chief Compliance Officer

(1)                                     The bonus amounts in 2015 represent discretionary cash bonuses paid to our executive officers based on the Compensation Committee’s assessment of their performance in 2015. The bonus amount in 2014 in respect of Mr. Wriedt includes a discretionary bonus of $280,000 which is equivalent to the deferred amounts that he would have received in 2013 and 2014 under the 2012 CIFC Executive Incentive Compensation Plan had he been a participant of that plan in 2012.  The additional bonus amounts listed for 2014 represent discretionary awards by the Compensation Committee.

(2)                                     The amounts listed do not represent the actual amounts paid in cash to or value realized by the named executive officers. The valuation of share awards is based on the grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Certification (“ASC”) Topic 718. The assumptions used to calculate the value of share awards are set forth in Note 12 to the Company’s Form 10-K. For performance-based awards, the grant date value is based upon the probable outcome of the awards.  For performance-based awards granted in 2015, had performance at the maximum level been assumed, the restricted share units granted to Messrs. Vaccaro and Wriedt would have had a value under ASC Topic 718 on the grant date of $1,775,199 for each such individual.  Messrs. Agarwal and Weldon did not receive performance-based restricted share units in 2015.  For performance-based awards granted in 2014, the awards disclosed are at maximum value. On June 13, 2014, the Company granted to each of Messrs. Vaccaro and Wriedt the following awards:

(a) 300,000 restricted share units that vest in five equal tranches and installments of 60,000 at a rate of 20% on December 31, 2014, 2015, 2016, 2017 and 2018, respectively (“first tranche,” “second tranche,” “third tranche,” “fourth tranche,” and “fifth tranche,” respectively, and together “initial tranche date”) and in 16 equal quarterly installments after the initial tranche date. On December 31, 2015, the Company and Messrs. Vaccaro and Wriedt agreed to an amended and restated time-based restricted share unit award agreement relating to these awards. As the result of the amendment and restatement, the vesting schedule for the third, fourth and fifth tranche of each such award was amended to cliff vest on March 31, 2017, March 31, 2018 and March 31, 2019, respectively, generally subject to the executive’s continued employment with the Company or a subsidiary on the applicable vesting date. The modification value under ASC Topic 718 of revising the vesting schedule of these awards ($100,062 for each of Messrs. Vaccaro and Wriedt) has been included in the table above.

(b) 100,000 restricted share units 50% of which vested on January 1, 2015 and the remaining 50% of which vested on January 1, 2016; and

(c) 75,000 restricted share units subject to performance vesting hurdles in 2014 and service vesting through January 1, 2017. In addition, on December 31, 2015, the Company and each of Messrs. Wriedt and Vaccaro agreed to an amended and restated performance-based restricted share unit award agreement relating to 375,000 restricted share units originally granted or promised to be granted to the executives on June 13, 2014.  As the result of the amendment and restatement, the Company memorialized the 2015 restricted share units granted to each such executive on March 30, 2015 (75,000 restricted share units) and awarded each such executive the 2016-2018 restricted share units promised by the Company under the terms of the original award agreements (75,000 restricted share units for each such year).  The Compensation Committee determined that 18,750 of the 75,000 restricted share units relating to 2015 performance were earned, and , in its discretion, an additional 37,500 were deemed earned, and all such restricted stock units vested on March 31, 2016. The modification value under ASC Topic 718 of causing restricted stock units in excess of those earned based on performance to not be forfeited and to become eligible for vesting has been included in the table above ($40,836 for each of Messrs. Vaccaro and Wriedt). The remaining restricted share units relating to 2015 performance were forfeited.  The 2016-2018 restricted share units (covering 75,000 restricted share units for each such year) will be earned based on performance goals that will be established in the future.  The restricted share units earned for any such year will vest on March 31 of the immediately following calendar year, generally subject to the executive’s continued employment from the grant date to such vesting date.  The earned 2014 restricted share units (56,250 restricted share units) will vest on December 31, 2016, generally subject to the executive’s continued employment on such vesting date.

The amounts reported in this column for 2015 includes the discretionary portion of 2015 bonuses paid to Messrs. Agarwal and Weldon ($150,000 and $275,000, respectively) in restricted share unit awards, the value of which grants was determined in 2015 but such grants were not made until 2016.  The grants vest 1/3 on December 31, 2016 and 1/12 on each of the next eight quarterly anniversaries thereafter, beginning on March 31, 2017. The amount reported in this column for Mr. Agarwal for 2014 reflects the value of 48,544 restricted share units granted by the Company on December 18, 2014, 1/3 of which vested on December 31, 2015 and 1/12 of which will vest on each of the next eight quarterly anniversaries thereafter, beginning on March 31, 2016. The amount reported in this column for Mr. Weldon for 2015 also includes the value of 40,000 restricted share units granted by the Company on March 30, 2015, 1/3 of which vested on December 31, 2015 and 1/12 of which will vest on each of the next eight quarterly anniversaries thereafter, beginning on March 31, 2016.

(3)                                     The amounts listed do not represent the actual amounts paid in cash to or value realized by the named executive officers. The valuation of option awards is based on the grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used to calculate the value of option awards are set forth in Note 12 to the Company’s Form 10-K. On June 13, 2014, the Company granted to (1) each of Messrs. Vaccaro and Wriedt an option to acquire 100,000 Common Shares, with 1/3 of the underlying shares vesting on January 1, 2015 and 1/12th vesting on each of the next eight quarterly anniversaries, with the first quarterly installment vesting on the date that is one year and 3 months from January 1, 2015 and (2) Mr. Wriedt an option to acquire 200,000 Common Shares, with 1/4 of the underlying shares vesting on January 1, 2015 and 1/16th vesting on each of the next twelve quarterly anniversaries, with the first quarterly installment vesting on the date that is one year and 3 months from January 1, 2015. All of the share options awarded on June 13, 2014 had a strike price of $8.81 and are exercisable over a period of ten years from the date of grant.

(4)                                     The amounts reported with respect to 2015 represent performance-based bonuses awarded to Messrs. Vaccaro and Wriedt based on the achievement of performance goals including the Company’s successful launch of certain funds and certain qualitative factors. The amounts listed with respect to 2014 represent cash incentive bonus payments under the 2014 CIFC Executive Incentive Compensation Plan, adopted pursuant to the 2011 Stock Option and Incentive Plan, as amended (the “Plan”), which were based on the Company’s achievement of a specified EBITDA target, the Company’s successful launch of certain funds and certain qualitative factors. The amounts listed with respect to 2014 were paid in 2015. In addition, the amount listed in 2014 in respect of Mr. Vaccaro included payments under the 2012 CIFC Executive Incentive Compensation Plan, adopted pursuant to the Plan, which were based in equal parts on the Company’s achievement of an EBITDA target, the Company’s achievement of a new advisory fee revenue target and awards at the Board’s discretion. Such additional amount in respect of the 2012 CIFC Executive Incentive Compensation Plan was $279,234 payable to Mr. Vaccaro, paid in two equal installments in each of 2013 and 2014.

(5)                                     Other compensation for 2015 is comprised of matching and other Company contributions to the executives in the 401(k) plan ($35,000 for each of Mr. Vaccaro, Mr. Wriedt, and Mr. Agarwal) and Company-paid life insurance premiums ($129 for Mr. Vaccaro, $30 for Mr. Wriedt, $240 for Mr. Agarwal, and $225 for Mr. Weldon). Mr. Weldon did not participate in the Company’s 401(k) plan in 2015.

Outstanding Equity Awards at 2015 Year-End

The following table provides information regarding the holdings of equity awards by the Company’s named executive officers at December 31, 2015.

Outstanding Equity Awards at December 31, 2015

	Option Award				Share Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of shares or units of shares that have not vested(#)		Market value of shares or units of shares that have not vested($)(1)	Equity Incentive Plan Awards: Number of Unearned shares, units or other rights that have not vested(#)(13)	Equity Incentive Plan Awards: Market or Payout value of Unearned shares, units or other rights that have not vested($)(1)
Stephen J. Vaccaro	250,000	—	$7.25	6/15/21(2)
	140,625	9,375	$5.10	3/21/22(2)
	128,906	8,594	$5.10	3/21/22(3)
	58,333	41,667	$8.81	6/13/24(4)
					50,000	(5)	$279,000	75,000	418,500
					264,000	(6)	$1,473,120	75,000	418,500
					56,250	(7)	$313,875	75,000	418,500
					56,250	(8)	$313,875
Oliver Wriedt	558,125	46,875	$4.83	3/1/22(2)
	58,333	41,667	$8.81	6/13/24(4)
	87,500	112,500	$8.81	6/13/24(9)
					50,000	(5)	$279,000	75,000	418,500
					264,000	(6)	$1,473,120	75,000	418,500
					56,250	(7)	$313,875	75,000	418,500
					56,250	(8)	$313,875
Rahul Agarwal	75,000	25,000	$7.78	12/21/22(2)
					3,750	(10)	$20,925
					32,363	(11)	$180,580
Julian Weldon					26,667	(12)	$148,802

(1)

Market value is calculated by multiplying the number of restricted share units that have not vested by $5.58, which was the closing price of the Company’s Common Shares on the NASDAQ Capital Market on December 31, 2015.

(2)	The options vest over a period of four years from the date of the grant, with 1/4 vesting on the first anniversary and 1/16 vesting on each of the next twelve quarterly anniversaries.
(3)	The options vest over a period of four years from the date of the grant, with 1/4 vesting on January 31, 2013 and 1/16 vesting on each of the next twelve quarterly anniversaries.
(4)	The options vest over a period of three years from the date of grant, with 1/3 vesting on January 1, 2015 and 1/12 vesting on each of the next eight quarterly anniversaries.
(5)	50% of the restricted share units vested on January 1, 2015 and the remaining 50% vested on January 1, 2016.
(6)

300,000 restricted share units that initially vested in five equal tranches and installments of 60,000 at a rate of 20% on December 31, 2014, 2015, 2016, 2017 and 2018, respectively (“first tranche,” “second tranche,” “third tranche,” “fourth tranche,” and “fifth tranche,” respectively, and together “initial tranche date”) and in 16 equal quarterly installments after the initial tranche date. On December 31, 2015, the Company and Messrs. Vaccaro and Wriedt agreed to an amended and restated time-based restricted share unit award agreement relating to these awards. As the result of the amendment and restatement, the vesting schedule for the third, fourth and fifth tranche of each such award was amended to cliff vest on March 31, 2017, March 31, 2018 and March 31, 2019, respectively, generally subject to the executive’s continued employment with the Company or a subsidiary on the applicable vesting date.

(7)

56,250 out of 75,000 restricted share units granted on June 13, 2014 were earned, with 37,500 being earned as a result of the Company’s achievement of an EBITDA target in 2014 and 18,750 being earned at the discretion of the Compensation Committee. All remain subject to service vesting through December 31, 2016.

(8)

56,250 out of the 75,000 restricted share units granted on March 30, 2015 vested on March 31, 2016, with 18,750 being earned as a result of the achievement of certain performance goals and 37,500 being earned at the discretion of the Compensation Committee.

(9)	The options vest over a period of four years from the date of the grant, with 1/4 vesting on January 1, 2015 and 1/16 vesting on each of the next twelve quarterly anniversaries.
(10)	The restricted share units vest ratably over a four-year period, with 3,750 units vesting on December 21, 2013, 2014, 2015, and 2016, respectively.
(11)

1/3 of the restricted share units vested on December 31, 2015 and 1/12 of the restricted share units will vest on each of the next eight quarterly anniversaries with the first quarterly installment vesting on March 31, 2016.

(12)

The restricted share units vest over a period of three years from the date of grant with 1/3 vesting on December 31, 2015 and approximately 1/12 vesting on the last day of each of the subsequent eight fiscal quarters.

(13)

Represents performance-based restricted share units granted to Messrs. Vaccaro and Wriedt on December 31, 2015. The performance goals for each of these awards have not yet been determined. Each grant relates to a separate performance period (2016, 2017 and 2018). Any restricted share units earned will vest on March 31st of the year after the performance period, generally subject to the executive’s continued employment on such date.

Employment Agreements with Named Executive Officers

Mr. Vaccaro’s Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement

Mr. Vaccaro is party to an Amended and Restated Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement. This agreement provides that, upon his termination of employment due to death, disability or by the Company without cause, Mr. Vaccaro will be entitled to (a) 12 months of continued base salary payments, (b) an amount equal to the average annual bonus paid to him for the three year period preceding such termination, and (c) compensation for all accrued but unpaid vacation, sick and personal days through the date of such termination. Such payments are conditioned upon Mr. Vaccaro signing a release upon such termination of his employment and his continued compliance with the terms of the restrictive covenants contained in the agreement. For these purposes, “cause” means (i) Mr. Vaccaro shall have breached in any material respect the agreement; (ii) Mr. Vaccaro’s commission of a felony or violation of any law involving moral turpitude, dishonesty, disloyalty or fraud; (iii) any failure by Mr. Vaccaro to substantially comply with any written rule, regulation, policy or procedure of the Company or its subsidiaries applicable to him, which noncompliance could reasonably be expected to have a material adverse effect on the business of the Company or any subsidiary; (iv) any failure by Mr. Vaccaro to comply with the Company’s or its subsidiaries’ policies with respect to insider trading applicable him; (v) a willful material misrepresentation at any time by Mr. Vaccaro to any member of the Board or any director or superior executive officer of the Company or its subsidiaries; (vi) Mr. Vaccaro’s willful failure or refusal to comply with any of his material obligations under the agreement or a reasonable and lawful instruction of the Board or the person to whom he reports; or (vii) commission by Mr. Vaccaro of any act of fraud or gross negligence in the course of his employment with the Company or any other action by Mr. Vaccaro, in either case that is determined to be materially detrimental to the Company or any of its subsidiaries; provided that, except for any willful or grossly negligent acts or omissions, the commission of any act or omission described in clause (i) or (iii) that is capable of being cured shall not constitute “cause” unless and until Mr. Vaccaro, after written notice from the Company to him specifying the circumstances giving rise to cause under such clause, shall have failed to cure such act or omission to the reasonable satisfaction of the Company within 10 business days after such notice.  Mr. Vaccaro is also subject to non-competition and non-solicitation obligations during his employment with the Company and for a period of one year after the termination of his employment for any reason whatsoever.

Mr. Wriedt’s Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement

Mr. Wriedt is party to a Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement. This agreement provides that, upon his termination of employment due to death, disability or by the Company without cause, Mr. Wriedt will be entitled to (a) 12 months of continued base salary payments, (b) an amount equal to the average annual bonus paid to him for the three year period preceding such termination, and (c) compensation for all accrued but unpaid vacation, sick and personal days through the date of such termination. Such payments are conditioned upon Mr. Wriedt signing a release upon such termination of his employment and his continued compliance with the terms of the restrictive covenants contained in the agreement. For these purposes, “cause” means (i) Mr. Wriedt shall have breached in any material respect the agreement; (ii) Mr. Wriedt’s commission of a felony or violation of any law involving moral turpitude, dishonesty, disloyalty or fraud; (iii) any failure by Mr. Wriedt to substantially comply with any written rule, regulation, policy or procedure of the Company or its subsidiaries applicable to him, which noncompliance could reasonably be expected to have a material adverse effect on the business of the Company or any subsidiary; (iv) any failure by Mr. Wriedt to comply with the Company’s or its subsidiaries’ policies with respect to insider trading applicable him; (v) a willful material misrepresentation at any time by Mr. Wriedt to any member of the Board or any director or superior executive officer of the Company or its subsidiaries; (vi) Mr. Wriedt’s willful failure or refusal to comply with any of his material obligations under the agreement or a reasonable and lawful instruction of the Board or the person to whom he reports; or (vii) commission by Mr. Wriedt of any act of fraud or gross negligence in the course of his employment with the Company or any other action by Mr. Wriedt, in either case that is determined to be materially detrimental to the Company or any of its subsidiaries; provided that, except for any willful or grossly negligent acts or omissions, the commission of any act or omission described in clause (i) or (iii) that is capable of being cured shall not constitute “cause” unless and until Mr. Wriedt, after written notice from the Company to him specifying the circumstances giving rise to cause under such clause, shall have failed to cure such act or omission to the reasonable satisfaction of the Company within 10 business days after such notice.  Mr. Wriedt is also subject to non-competition and non-solicitation obligations during his employment with the Company and for a period of one year after the termination of his employment for any reason whatsoever.

Mr. Agarwal’s Letter Agreement and Confidentiality, Non-Solicitation, Non-Competition and Intellectual Property Agreement

Mr. Agarwal is party to an at-will employment letter agreement, as amended. This agreement provides that Mr. Agarwal will receive an annual base salary of $300,000 (which has been increased to $325,000) and, upon the commencement of his employment, provided for a one-time cash payment of $350,000 and a share option award to purchase 80,000 shares of the Company’s Common Shares. Mr. Agarwal is also eligible to receive an annual bonus payable in accordance with the Company’s standard bonus payment polices. In the event Mr. Agarwal terminates his employment with the Company, Mr. Agarwal will be placed on a 90-day garden leave status, during which period he will continue to receive his base salary and benefits, but will not participate in any bonus or other compensation arrangements. Mr. Agarwal is also subject to confidentiality, non-solicitation and intellectual property obligations during his employment with the Company and for a period of one year after the termination of his employment for any reason whatsoever.

Mr. Weldon’s Letter Agreement and Confidentiality, Non-Solicitation, Non-Competition and Intellectual Property Agreement

Mr. Weldon is party to an at-will employment letter agreement, as amended.  This agreement provides that Mr. Weldon will receive an annual base salary of $300,000 and, upon the commencement of his employment in 2015, 40,000 restricted share units that vest over three years and 10,000 restricted share units that are subject to performance-based requirements (which such 10,000 restricted share units have yet to be granted). Mr. Weldon is also eligible to receive an annual bonus payable in accordance with the Company’s standard bonus payment policies.  In the event Mr. Weldon terminates his employment with the Company, Mr. Weldon will be placed on a 90-day garden leave status, during which period he will continue to receive his base salary and benefits, but will not participate in any bonus or other compensation arrangements.  Mr. Weldon is also subject to confidentiality, non-solicitation and intellectual property obligations during his employment with the Company and for a period of six months after the termination of his employment for any reason whatsoever.

2015 DIRECTOR COMPENSATION

Summary of 2015 Director Compensation

	Fees earned or paid in cash	Share Award (6)		Total
Paolo Amato (1)	$56,250	$50,000		$106,250
Iosif Bakayelnik (2)	43,889	—		43,889
Ehud Barak	92,500	50,000		142,500
Jason Epstein	100,000	50,000		150,000
Peter Gleysteen(4)	—	—		—
Andrew Intrater	100,000	50,000		150,000
Paul F. Lipari (2)	46,555	—		46,555
Robert B. Machinist	190,000	150,000	(3)	340,000
Marco Musetti	100,159	50,000		150,159
Daniel K. Schrupp	100,000	50,000		150,000
Jeffrey S. Serota	100,000	50,000	(5)	150,000
Stephen F. Smith	125,000	50,000		175,000

(1)	Mr. Amato’s first term as a director of the Company commenced on the date of the 2015 Annual Meeting (June 26, 2015).

(2)

Each of Messrs. Bakaleynik and Lipari chose not to be re-nominated for election at the 2015 Annual Meeting and therefore their respective terms as directors expired at the 2015 Annual Meeting (June 26,2015).

(3)

In the first quarter of 2016, Mr. Machinist forfeited 5,988 of his 2015 restricted share units (representing half of the restricted share units granted to him as Chairman of the Board) due to his resignation as Chairman of the Board effective December 31, 2015.

(4)

Mr. Gleysteen holds a non-executive employee position with the Company. As the result, he does not receive any compensation for his service on the Board, but did receive a base salary for 2015 of $600,000, a bonus for 2015 in the amount of $350,000 and miscellaneous compensation in 2015 in the amount of $198 (Company paid life insurance premiums).

(5)

In connection with Mr. Serota’s appointment as the Chairman of the Board, he was granted half of the restricted share units the Chairman of the Board typically receives each year ($50,000) on February 9, 2016 based on the closing share price on December 31, 2015. Such amount is not reflected in the table. Instead, only Mr. Serota’s initial 2015 director grant (also having a grant date value of $50,000) is reflected.

(6)	The “Equity-Based Awards” section below sets forth the outstanding equity awards for each director as of December 31, 2015.

Narrative to Director’s Compensation Table

The table above describes the compensation earned by our directors in 2015. Our processes and procedures for considering and determining the amount of compensation we pay our non-employee directors consist of an annual review of director compensation by the Compensation Committee. Pursuant to its charter, the Compensation Committee recommends to the Board the compensation for the current year, and the Board makes a determination. The charter permits the Compensation Committee to delegate the consideration of director compensation to one or more subcommittees of the Compensation Committee, but the Compensation Committee has not done so to date.

2015 Director Compensation

In 2015, the Company did not compensate its employee directors.

In December 2015, each of the non-employee directors was granted a restricted share unit award with an initial value of approximately $50,000 and the Board chairperson was granted an additional restricted share unit award with an initial value of approximately $100,000 (for a total grant value of $150,000) under the Company’s Plan, each of which awards will become fully vested and will settle on the earlier of July 1, 2016, within 90 days after a change in control in which no current director remains on the Board  and the date of the 2016 Annual Meeting.  As noted above, in connection with Mr. Machinist’s cessation as

Chairman of the Board, he forfeited 50% of his 2015 restricted share unit award relating to his service as Chairman.  In addition, non-employee directors receive the following cash compensation: (i) $80,000 annual retainer fee, paid quarterly in arrears, (ii) $2,500 fee for each full Board meeting attended in person, (iii) $5,000 fee for service on one of the standing committees of the Board, (iv) $95,000 fee for the Board chairperson, and (v) $30,000 fee for the Audit Committee chairperson.

Equity-Based Awards

Each of the restricted share units outstanding represents the right to receive one share of our Common Shares, subject to acceleration upon the occurrence of certain specified events.

The following table summarizes the restricted share units and options held by each of our directors as of December 31, 2015:

Director	Number of Restricted Share Units Outstanding as of December 31, 2015	Number of Options Outstanding as of December 31, 2015
Paolo Amato	5,988	—
Ehud Barak	5,988	—
Jason Epstein	5,988	—
Peter Gleysteen	—	1,207,813
Andrew Intrater	5,988	—
Robert B. Machinist	17,964 (1)	—
Marco Musetti	5,988	—
Daniel K. Schrupp	5,988	—
Jeffrey S. Serota	5,988	—
Stephen F. Smith	5,988	—

(1)                                 In the first quarter of 2016, Mr. Machinist forfeited 5,988 of his 2015 restricted share units (representing half of the restricted share units granted to him as Chairman of the Board) due to his resignation as Chairman of the Board effective December 31, 2015.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Persons Who Beneficially Own More Than 5% of the Company’s Voting Securities

The following table shows, as of April 15, 2016, the persons that are known to the Company to be the beneficial owners of more than 5% of the Common Shares, which is the only class of voting shares the Company has outstanding. Each Common Share is entitled to one vote. The following tables are based on 25,498,765 Common Shares, which are composed of 23,472,450 outstanding Common Shares as of April 15, 2016 and 2,026,315 Common Shares subject to an appraisal demand.  The table is based on Shareholder filings with the SEC under Section 13 of the Exchange Act.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (3)

DFR Holdings, LLC, Bounty Investments LLC, Santa Maria Overseas Ltd., Mayflower Trust, and TZ Columbus Services Limited, c/o Renova U.S. Management LLC, 900 Third Avenue, 19th Floor, New York, New York 10022 (for DFR Holdings, LLC and Bounty Investments LLC), 2nd Terrace West, Centreville, Nassau, Bahamas (for Santa Maria Oversees Ltd.), Morgan & Morgan Building, Pasea Estate, Road Town, Tortola, BVI (for Mayflower Trust and TZ Columbus Services Limited)(1)	18,809,249	73.77%

Joseph A. Jolson, 600 Montgomery Street, Suite 1700, San Francisco, CA 94111 (2)	2,016,415	7.91%

(1)                                 Based on a Schedule 13D/A filed on September 25, 2015 by DFR Holdings. Does not include a warrant to purchase 2,000,000 additional Common Shares at $6.375 per share.

(2)                                 Based on a Schedule 13G/A filed on December 2, 2015 by Joseph A. Jolson. These Common Shares were beneficially owned by Joseph A. Jolson, but they are believed to be included in the Dissenting Shares (as defined below).

(3)                                 Based on 25,498,765 Common Shares, which are composed of 23,472,450 outstanding Common Shares as of April 15, 2016 and 2,026,315 Common Shares that are subject to an appraisal demand pursuant to written demands received December 10, 2015 and December 14, 2015 (the “Dissenting Shares”). If the Dissenting Shares are excluded from the calculation of percent of class, DFR Holdings and Joseph A. Jolson would own 80.13% and 0%, respectively. If the appraisal demand is withdrawn or a petition to commence an appraisal proceeding is not filed in the Delaware Court of Chancery before April 30, 2016, the Dissenting Shares will be deemed to be outstanding as of the effective time of the Merger.

Ownership of Common Shares By Directors and Executive Officers

The following table shows, as of April 15, 2016, the beneficial ownership of the Common Shares by its directors, named executive officers and all of its directors and executive officers as a group. None of the shares listed below has been pledged as security except as specifically described in the footnotes to this table and the share amounts include those of directors and executive officers who have the right to acquire beneficial ownership of any additional shares within 60 days after April 15, 2016. Unless indicated otherwise in the footnotes, the address of each individual listed in the table is c/o CIFC LLC, 250 Park Avenue, 4th Floor, New York, New York 10177.

Name of Beneficial Owner	Common Shares	Options and Restricted Share Units (acquirable within 60 days) (1)	Total	Percent of Class (2)
Paolo Amato	0	0	0	*
Ehud Barak	6,144	0	6,144	*
Jason Epstein (3)	0	0	0	*
Peter Gleysteen (4)	48,734	1,207,813	1,256,547	4.71%
Andrew Intrater (3)	0	0	0	*
Robert B. Machinist	74,381	0	74,381	*
Marco Musetti	6,144	0	6,144	*
Daniel K. Schrupp	6,643	0	6,643	*
Jeffrey S. Serota	4,931	0	4,931	*
Stephen F. Smith	3,532	0	3,532	*
Rahul Agarwal	23,141	81,250	104,391	*
Stephen J. Vaccaro	199,976	612,500	812,476	3.11%
Julian Weldon	16,666	0	16,666	*
Oliver Wriedt	538,290	742,500	1,280,790	4.88%
All directors and executive officers as a group (14 persons)	928,582	2,644,063	3,572,645	12.69%

*                                        Less than 1%.

(1)                                Includes vested options, and options and restricted share units that will vest within 60 days of April 15, 2016.

(2)                                 Based on 25,498,765 Common Shares, which are composed of 23,472,450 outstanding Common Shares as of April 15, 2016 and the Dissenting Shares, plus, in the case of the calculation for each beneficial owner, the number of options and restricted share units acquirable within 60 days by such beneficial owner. If the Dissenting Shares are excluded from the calculation of percent of class, Peter Gleysteen, Stephen J. Vaccaro, Oliver Wriedt and all directors and executive officers as a group would own 5.09%, 3.37%, 5.29% and 13.68%, respectively.

(3)                                Pursuant to the Assignment and Contribution Agreement, dated April 13, 2011, Bounty Investments, LLC (“Bounty”), assigned and contributed its Common Shares and the Convertible Note of the Company (which was converted into 4,132,231 Common Shares of the Company on July 12, 2014), and all rights and obligations thereto, to DFR Holdings. Bounty owns 99% of the equity interests of DFR Holdings. DFR Management Holdings, LLC (“DFR Management”) owns 1% of the equity interests in DFR Holdings. Mr. Intrater is the manager of DFR Holdings and the managing member of DFR Management and has an equity interest in DFR Management alongside Mr. Epstein and Paul Lipari, a Managing Partner of CN. As of April 15, 2016, DFR Holdings was the direct beneficial owner of (i) 18,809,249 Common Shares and (ii) warrants to purchase 2,000,000 Common Shares at $6.375 per share.  Each of Messrs. Epstein and Intrater are expected to contribute their 5,988 restricted share units to DFR Holdings, upon their vesting.

(4)                                 The Common Shares are held by Canis Marinum LLC for which Mr. Gleysteen is the sole manager.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The Company’s policies and procedures for the review, approval and ratification of the Company’s transactions with related persons consist of various conflict of interest provisions in its Code of Ethics, including that its directors report to the Board any conflict of interest they may have with respect to any matter being considered by the Board and that the Company’s related persons involved in the Company’s portfolio management obtain the prior approval of the Company’s Chief Compliance Officer for their personal purchases of securities in private offerings.

Since January 1, 2015, the Company has entered into certain transactions, summarized below, that exceeded $120,000 in amount and in which the Company’s related persons—in general, the Company’s directors, executive officers and their immediate family members—had or would have a direct or indirect material interest.

•                  DFR Holdings is considered a related party as a result of its ownership of approximately 18.8 million Common Shares, a portion of which was issued as part of the consideration for the Company’s June 9, 2010 acquisition of CN Credit Investments Management, LLC (the “CNCIM Acquisition”). On July 12, 2014, DFR Holdings converted $25.0 million aggregate principal amount of outstanding Senior Subordinated Notes of the Company due December 9, 2017 (the “Convertible Notes”) into 4.1 million shares of the Company’s Common Shares. In addition, DFR Holdings holds warrants that provide the holder the right to purchase 2.0 million Common Shares, which were scheduled to expire on September 24, 2015. On September 24, 2015, the warrants were extended to January 24, 2017 in exchange for cash of $0.4 million.  On August 15, 2014, the Company entered into a consulting agreement with DFR Holdings whereby DFR Holdings agreed to provide the Company with ongoing advisory services such as the participation in financial, tax and strategic planning/budgeting, investor interface, new product initiatives, fund raising and recruiting. As part of the consulting agreement, the Company incurred professional fees of $2.0 million for the year ended December 31, 2015.

•                  During the year ended December 31, 2015, the following members of the Board made the following investments:

•                  Iosif Bakaleynik, through an entity in which his is the sole equity holder, purchased $250,000 of Series B interests in the CIFC CLO Warehouse Fund.  Mr. Bakaleynik served as a director on the Board until the date of the 2015 Annual Meeting.

•                  During the year ended December 31, 2015, the following executive officers made the following investments:

•                  Oliver Wriedt purchased $200,000 of Series B Interests in the CIFC CLO Warehouse Fund.

Item 14.           Principal Accountant Fees and Services

Audit Fees and All Other Fees

For the years ended December 31, 2015 and 2014, all of the services performed by Deloitte & Touche LLP (“Deloitte”)were approved by the Audit Committee. The following table sets forth the services provided by, and aggregate fees paid to, Deloitte for each of the last two years:

Fee	Year	Amount	Description of Services
Audit Fees	2015	$2,040,000

Audit of our 2015 annual financial statements and review of our financial statements in our Quarterly Reports on Form 10-Q, including an assessment of the effectiveness of our internal controls over financial reporting.

	2014	$1,833,350

Audit of our 2014 annual financial statements and review of our financial statements in our Quarterly Reports on Form 10-Q, including an assessment of the effectiveness of our internal controls over financial reporting.

Audit-Related Fees	2015	$147,500	Form S-8 and other services.

	2014	53,400	Form S-8 and other services.

Tax Fees	2015	$748,704	Preparation of our federal and state income tax returns, K-ls and tax estimates for the Shareholder other compliance reporting and consultation and discussion on tax-related issues.

	2014	$484,000	Preparation of our federal and state income tax returns, other compliance reporting and consultation and discussion on tax-related issues.

Other Fees	2015	$2,178

	2014	$2,180

Total Fees	2015	$2,938,382

	2014	$2,372,930

Our Audit Committee continues to evaluate the terms of the engagement of Deloitte as the Company’s independent registered public accounting firm for the year ending December 31, 2016.

The Company has been advised that a representative of Deloitte will be present at the Annual Meeting and will be available to respond to appropriate questions and, if such person chooses to do so, make a statement.

Pre-Approval of the Independent Registered Public Accounting Firm’s Services

The Audit Committee has adopted policies and procedures for pre-approving all audit and non-audit services provided by our independent registered public accounting firm and its affiliates. These policies require the specific pre-approval of any such services that have not received the Audit Committee’s general pre-approval or have exceeded the Audit Committee’s pre-approved fee levels. These procedures include monitoring the independent registered public accounting firm’s services to determine whether they comply with the pre-approval policies and the independent registered public accounting firm’s submission of a statement to the Audit Committee that any services it performs that require separate pre-approval comply with the rules of the SEC on auditor independence.

The Audit Committee pre-approved 100% of the audit-related, tax and other fees described in the table above for 2014 and 2015.

Other Services Provided by the Independent Registered Public Accounting Firm

The Company is required to consolidate into its financial statements entities in which the Company has a controlling interest (“Consolidated Funds”) and variable interest entities (“VIEs” or “Consolidated VIEs”) for which the Company is deemed to be the primary beneficiary (together with Consolidated Funds, the “Consolidated Entities”). Further, during 2015, the Company adopted the amendments of Accounting Standard Update “ASU” 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis (“ASU 2015-02”) on a modified retroactive basis. As such, the Company deconsolidated 30 CLOs and one credit fund as of January 1, 2015.

In addition to the services described in the table above, Deloitte was retained by certain of the Consolidated Entities  to provide audit and tax services. For the year ended December 31, 2015, these audit and tax services for the Consolidated Entities aggregated $55,000 and $69,117, respectively. For the year ended December 31, 2014, these audit and tax services for the Consolidated Entities aggregated $700,573 and $753,951, respectively.

AUDIT COMMITTEE REPORT

The following Audit Committee report is submitted by the directors who served on the Audit Committee for the fiscal year ended December 31, 2015 and who reviewed and approved the audited financial statements that were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was filed with the SEC on March 25, 2016.

The Audit Committee assists the Board in monitoring the Company’s financial reporting process. Management has primary responsibility for the financial statements and the reporting process, including the system of internal controls. Deloitte, the Company’s independent registered public accounting firm, is responsible for expressing an opinion on the conformity of the Company’s financial statements with accounting principles generally accepted in the U.S.

In this context, the Audit Committee hereby reports as follows:

1.                                      The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2015 with management.

2.                                      The Audit Committee has discussed with the Company’s independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, and the independent registered public accounting firm’s independence from the Company and its management.

3.                                      The Audit Committee has reviewed written disclosures and the letter from the Company’s independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and has discussed with the independent accountant the independent accountant’s independence.

4.                                      Based on the review and discussion referred to in paragraphs (1) through (3) above, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 25, 2016.

The information contained in this Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as set forth in Item 407 of Regulation S-K, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that the information contained in this Report be treated as soliciting material, nor shall such information be incorporated by reference into any past or future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

Respectfully submitted,

Stephen F. Smith (Chairman)

Daniel K. Schrupp

Jeffrey S. Serota

PART IV

Item 15.                 Exhibits

(a)(1) and (a)(2): No financial statements or schedules are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

(a)(3) Exhibits:

Ex. No.	Description of Exhibit
2.1

Acquisition and Investment Agreement, dated as of March 22, 2010, by and between Deerfield Capital Corp., Bounty Investments, LLC and Columbus Nova Credit Investment Management, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2010).

2.2

Agreement and Plan of Merger, dated as of December 21, 2010, by and among Deerfield Capital Corp., Bulls I Acquisition Corporation, Bulls II Acquisition LLC, Commercial Industrial Finance Corp. and CIFC Parent Holdings LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2010).

2.3

Amendment, dated as of February 16, 2011, to the Agreement and Plan of Merger, dated as of December 21, 2010, by and among Deerfield Capital Corp., Bulls I Acquisition Corporation, Bulls II Acquisition LLC, Commercial Industrial Finance Corp. and CIFC Parent Holdings LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 16, 2011).

2.4

Agreement and Plan of Merger, dated as of April 12, 2011, by and between Deerfield Capital Corp., a Maryland corporation, and Deerfield Capital Corp., a Delaware corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).

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
3.2

Certificate of Ownership and Merger, dated as of April 13, 2011, merging CIFC Deerfield Corp. into Deerfield Capital Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).

3.3

Certificate of Ownership and Merger, dated as of July 19, 2011, merging CIFC Corp. into CIFC Deerfield Corp., a Delaware corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2011).

3.4	CIFC Corp. Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2016).
3.5	Certificate of Designation of Series A Convertible Non-Voting Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2012).
3.6

Amended and Restated Limited Liability Company Agreement of CIFC LLC, dated December 31, 2015 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2016).

3.7	Certificate of Formation of CIFC LLC (incorporated by reference to the Company’s Form S-4 filed with the SEC on August 17, 2015).
4.1

Senior Subordinated Convertible Notes Agreement, dated as of March 22, 2010, by and between Deerfield Capital Corp. and Bounty Investments, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2010).

4.2	Senior Subordinated Convertible Note due 2017 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2010).
4.3

Junior Subordinated Indenture, dated March 4, 2010, by and between Deerfield Capital Corp. and The Bank of New York Mellon Trust Company, National Association, as Trustee (including Form of Junior Subordinated Note due 2035) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2010).

4.4

Junior Subordinated Indenture, dated October 20, 2010 between Deerfield Capital Corp. and The Bank of New York Mellon Trust Company, National Association, as trustee (including Form of Junior Subordinated Note due 2035) (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2010).

4.5

Indenture, dated as of November 2, 2015, among CIFC Corp., the Guarantors named on the signature pages thereto and US Bank National Association, as Trustee (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2015).

4.6

Registration Rights Agreement, dated as of November 2, 2015, by and among CIFC Corp., the Guarantors party thereto and Sandler O’Neill + Partners, L.P., as Initial Purchaser (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2015).

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

10.1

Registration Rights Agreement among Deerfield Triarc Capital Corp., the parties identified on the signature pages thereto and the other persons who may become parties thereto from time to time in accordance therewith as stockholders, dated as of December 21, 2007 (incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on January 15, 2008).

10.2

Waiver and Termination Agreement, dated as of March 21, 2010, among Pegasus Deerfield (AIV), LLC, PGS Management, LLC, Deerfield Capital Corp., Deerfield Capital Management, LLC, DPLC General Partner LLC, Deerfield Loan Manager LLC and Deerfield Pegasus Loan Capital LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2010).

10.3

Third Amended and Restated Stockholders Agreement, dated as of December 2, 2013, by and between CIFC Corp. and DFR Holdings, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2013).

10.4

Second Amended and Restated Registration Rights Agreement, dated as of September 24, 2012, by and among CIFC Corp., CIFC Parent Holdings LLC and DFR Holdings, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2012).

10.5

Put/Call Agreement, dated April 13, 2011, by and between Deerfield Capital Corp. and CIFC Parent Holdings LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).

10.6

Lease, dated September 16, 2011, between 250 Park Avenue, LLC, as Landlord and CIFC Corp., as Tenant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 16, 2011).

**10.7	First Amended and Restated Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2009).
**10.8	Form of Performance Share Award Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2009).
**10.9	Form of Indemnity Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).
**10.10	Form of Indemnity Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2011).
**10.11	Amended and Restated Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated December 2, 2013, by and between CIFC Corp. and Peter Gleysteen.
**10.12

Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated June 14, 2006, by and between Commercial Industrial Finance Corp. and Stephen Vaccaro, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012).

10.13

Non-Disclosure, Non-Competition, Non-Hiring, Non-Solicitation and Severance Agreement, dated June 13, 2014, by and between CIFC Corp. and Oliver Wriedt (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2014).

**10.14

Letter Agreement, dated as of November 20, 2012, by and between CIFC Corp. and Rahul Agarwal, (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 27, 2012).

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
10.18

Form of Stock Option Award Certificate under the CIFC Corp. 2011 Stock Option and Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2011).

10.19

Master Purchase Agreement, dated as of February 7, 2012, by and among DWM Management LLC, DFR Middle Market Holdings Ltd. and Deerfield Capital Management LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2012).

10.20

Asset Purchase Agreement, dated July 30, 2012, by and among GE Capital Debt Advisors LLC, General Electric Capital Corporation, CIFC Asset Management LLC and CIFC Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2012).

10.21

Investment Agreement, dated as of September 24, 2012, by and between CIFC Corp. and GE Capital Equity Investments, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2012).

10.22	Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 25, 2012)
10.23	Amended and Restated Form of Warrant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2014).
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

10.33	Transition Agreement, dated June 26, 2015, between Robert C. Milton, III and CIFC Corp. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 26, 2015).

10.34

First Amendment to Amended and Restated Warrant to Purchase Common Stock of CIFC Corp., Dated September 24, 2015 (Incorporated by reference to the Company’s’ Current Report on Form 8-K Filed with the SEC on September 24, 2015).

10.35

Purchase Agreement, dated as of October 28, 2015, by and among CIFC Corp., the Guarantors named therein and Sandler O’Neill + Partners, L.P. (Incorporated by reference to the Company’s’ Current Report on Form 8-K Filed with the SEC on October 29, 2015).

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

**10.40	Amended and Restated 2011 Share Option and Incentive Plan (incorporate by reference to the Company’s Form S-4 filed with the SEC on August 17, 2015).
18	Preferability letter of Independent Registered Public Accounting Firm dated March 18, 2015.*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
24.1	Power of Attorney (included on signature page).*
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.0

Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements furnished herewith.

Explanatory Notes:

*                 Previously filed with the Registrant’s Annual Report on Form 10-K, filed March 25, 2016.

**          Filed herewith.

**          Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIFC CORP.
(Registrant)

Date: April 29, 2016	By:	/s/ STEPHEN J. VACCARO
Stephen J. Vaccaro, Co-President (Principal Executive Officer)

Date: April 29, 2016	By:	/s/ OLIVER WRIEDT
Oliver Wriedt, Co-President (Principal Executive Officer)

Date: April 29, 2016	By:	/s/ RAHUL AGARWAL
Rahul Agarwal, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	*	By:	*
	Jeffrey S. Serota		Andrew Intrater
	Chairman and Director		Director

By:	*	By:	*
	Peter Gleysteen		Robert B. Machinist
	Vice-Chairman and Director		Director

By:	*	By:	*
	Paolo Amato		Marco Musetti
	Director		Director

By:	*	By:	*
	Ehud Barak		Daniel K. Schrupp
	Director		Director

By:	*	By:	*
	Jason Epstein		Stephen F. Smith
	Director		Director

*By:	/s/ RAHUL AGARWAL
Rahul Agarwal, Attorney-in-Fact
Date: April 29, 2016