Form 10-Q
period 2016-03-31
CIFC LLC
filed 2016-05-09
CIK 1649709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

 Commission file number: 1-37674

CIFC LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4814372 (I.R.S. Employer Identification No.)

250 Park Avenue, 4th Floor, New York, New York (Address of principal executive offices)	10177 (Zip code)

Registrant’s telephone number, including area code: 212-624-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of Common Shares used for calculations in this Form 10-Q is based on 25,498,765 Common Shares, which are composed of 23,472,450 outstanding Common Shares as of April 29, 2016 and 2,026,315 Common Shares with respect to which an appraisal petition was filed with the Delaware Court of Chancery on April 28, 2016.

CIFC LLC

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this quarterly report on Form 10-Q (this "Quarterly Report"), and the information incorporated by reference into this Quarterly Report are forward-looking statements, as permitted by the Private Securities Litigation Reform Act of 1995. These include, but are not limited to, statements regarding future results or expectations. Forward-looking statements can be identified by forward-looking language, including words such as "believes," "anticipates," "expects," "estimates," "intends," "may," "plans," "projects," "will" and similar expressions, or the negative of these words. Such forward-looking statements are based on facts and conditions as they exist at the time such statements are made, various operating assumptions and predictions as to future facts and conditions, which may be difficult to accurately make and involve the assessment of events beyond our control. Caution must be exercised in relying on forward-looking statements. Our actual results may differ materially from the forward-looking statements contained in this Quarterly Report. We believe these factors include but are not limited to those described under the section entitled Item 1A —“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report") as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission ("SEC"), which are accessible on the SEC’s website at www.sec.gov.

The forward-looking statements contained in this Quarterly Report are made as of the date hereof, and we do not undertake any obligation to update any forward-looking statement to reflect subsequent events, new information or circumstances arising after the date of this Quarterly Report. All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referenced above. In addition, it is our policy generally not to make any specific projections as to future earnings, and we do not endorse any projections regarding future performance that may be made by third parties.

PART I. Financial Information

Item 1.   Condensed Consolidated Financial Statements and Notes (Unaudited)

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$52,011	$57,968
Restricted cash and cash equivalents	1,694	1,694
Investments	77,347	70,696
Receivables	8,925	7,075
Prepaid and other assets	2,817	1,973
Deferred tax asset, net	43,110	44,425
Equipment and improvements, net	4,562	4,866
Intangible assets, net	5,393	6,857
Goodwill	76,000	76,000
Subtotal	271,859	271,554
Assets of Consolidated Entities:
Restricted cash and cash equivalents	80,592	94,018
Due from brokers	24,293	25,910
Investments	1,346,963	1,351,403
Receivables	4,185	4,109
Prepaid and other assets	187	209
Total assets of Consolidated Entities (1)	1,456,220	1,475,649
TOTAL ASSETS	$1,728,079	$1,747,203
LIABILITIES
Due to brokers	$—	$61
Distributions payable	8,670	—
Accrued and other liabilities	12,451	18,397
Contingent liabilities	8,142	8,338
Long-term debt	156,237	156,161
Subtotal	185,500	182,957
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	49,350	71,603
Accrued and other liabilities	229	193
Interest payable	4,474	5,090
Long-term debt	1,312,058	1,308,558
Total Non-Recourse Liabilities of Consolidated Entities (1)	1,366,111	1,385,444
TOTAL LIABILITIES	1,551,611	1,568,401
EQUITY (Note 10)
Common shares, par value $0.001: 500,000,000 shares authorized, 25,574,061 issued and 25,498,765 outstanding as of March 31, 2016 and 25,314,756 issued and outstanding as of December 31, 2015	25	25
Treasury shares, at cost: 75,296 as of March 31, 2016	(435)	—
Additional paid-in capital	994,766	992,419
Retained earnings (deficit)	(825,656)	(821,491)
TOTAL CIFC LLC SHAREHOLDERS’ EQUITY	168,700	170,953
Noncontrolling interests in Consolidated Funds (Note 2)	7,768	7,849
TOTAL EQUITY	176,468	178,802
TOTAL LIABILITIES AND EQUITY	$1,728,079	$1,747,203

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

Included in the Company's Condensed Consolidated Balance Sheets are balances from Consolidated Variable Interest Entities ("Consolidated VIEs") (1). See Notes 2 and 4.

	March 31, 2016	December 31, 2015
	(In thousands)
ASSETS
Assets of Consolidated VIEs:
Restricted cash and cash equivalents	$80,592	$94,018
Due from brokers	24,293	25,910
Investments	1,346,963	1,351,403
Receivables	4,185	4,109
Prepaid and other assets	187	209
Total assets of Consolidated VIEs	$1,456,220	$1,475,649
LIABILITIES
Non-Recourse Liabilities of Consolidated VIEs:
Due to brokers	$49,350	$71,603
Accrued and other liabilities	229	193
Interest payable	4,474	5,090
Long-term debt	1,312,058	1,308,558
Total Non-Recourse Liabilities of Consolidated VIEs	$1,366,111	$1,385,444
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

   See notes to Condensed Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands, except share and per share amounts)
Revenues
Management and incentive fees	$19,815	$21,614
Interest income from investments	933	2,607
Interest income - Consolidated Entities	18,990	2,756
Total net revenues	39,738	26,977

Expenses
Employee compensation and benefits	9,514	8,564
Share-based compensation	2,381	1,680
Professional services	2,072	1,926
General and administrative expenses	2,517	2,297
Depreciation and amortization	1,296	2,409
Impairment of intangible assets	531	281
Corporate interest expense	1,957	494
Expenses - Consolidated Entities	388	1,268
Interest expense - Consolidated Entities	8,420	744
Total expenses	29,076	19,663
Other Gain (Loss)
Net gain (loss) on investments	271	1,193
Net gain (loss) on contingent liabilities	(364)	(713)
Net gain (loss) on investments - Consolidated Entities	2,600	2,797
Net gain (loss) on liabilities - Consolidated Entities	(7,384)	(2,260)
Net gain (loss) on other investments and derivatives - Consolidated Entities	—	438
Net other gain (loss)	(4,877)	1,455
Income (loss) before income taxes	5,785	8,769
Income tax (expense) benefit	(1,278)	(3,087)
Net income (loss)	4,507	5,682
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	(2)	(254)
Net income (loss) attributable to CIFC LLC	$4,505	$5,428

Earnings (loss) per share (Note 11) —
Basic	$0.18	$0.21
Diluted	$0.17	$0.20
Weighted-average number of shares outstanding (Note 11)—
Basic	25,355,064	25,279,226
Diluted	25,809,402	26,572,416

Distributions declared per share	$0.34	$0.10

See notes to Condensed Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income (loss)	$4,507	$5,682
Other comprehensive income (loss)	—	—
Comprehensive income (loss)	4,507	5,682
Comprehensive (income) loss attributable to noncontrolling interests in Consolidated Entities	(2)	(254)
Comprehensive income (loss) attributable to CIFC LLC	$4,505	$5,428

   See notes to Condensed Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	CIFC LLC Shareholders' Equity							Consolidated Entities (Note 2)
	Shares		Treasury Shares
	Shares Outstanding	Par Value	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Total CIFC LLC Shareholders' Equity	Noncontrolling Interests in Consolidated Funds	Appropriated retained earnings (deficit) of Consolidated VIEs	Total Shareholders' Equity
	(In thousands)
Balance—December 31, 2014	25,193	$25	(130)	$(914)	$988,904	$(811,695)	$176,320	$210,818	$134,764	$521,902
Deconsolidation of CLOs and funds on adoption of ASU 2015-02	—	—		—	—	—	—	(204,393)	(127,877)	(332,270)
Valuation of financial assets and liabilities of Consolidated CLOs on adoption of ASU 2014-13	—	—	—	—	—	—	—	—	(6,887)	(6,887)
Net income (loss)	—	—	—	—	—	5,428	5,428	254	—	5,682
Share-based compensation, net	83	—	—	—	1,415	—	1,415	—	—	1,415
Exercise of options	25	—	—	—	129	—	129	—	—	129
Contribution from noncontrolling interests	—	—	—	—	—	—	—	12,100	—	12,100
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(970)	—	(970)
Distributions declared	—	—	—	—	—	(2,543)	(2,543)	—	—	(2,543)
Balance—March 31, 2015	25,301	25	(130)	(914)	990,448	(808,810)	180,749	17,809	—	198,558

Balance—December 31, 2015	25,315	$25	—	$—	$992,419	$(821,491)	$170,953	$7,849	$—	$178,802
Net income (loss)	—	—	—	—	—	4,505	4,505	2	—	4,507
Repurchases of common shares	—	—	75	(435)	—	—	(435)	—	—	(435)
Share-based compensation, net	209	—	—	—	2,135	—	2,135	—	—	2,135
Exercise of options	50	—	—	—	212	—	212	—	—	212
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(83)	—	(83)
Distributions declared	—	—	—	—	—	(8,670)	(8,670)	—	—	(8,670)
Balance—March 31, 2016	25,574	$25	75	$(435)	$994,766	$(825,656)	$168,700	$7,768	$—	$176,468
See notes to Condensed Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,507	$5,682
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and other	76	22
Share-based compensation	2,381	1,680
Net (gain) loss on investments and contingent liabilities / other (gain) loss	93	(480)
Depreciation and amortization	1,296	2,409
Impairment of intangible assets	531	281
Deferred income tax expense (benefit)	1,315	(150)
Excess tax benefits from share-based payment arrangements	230	(8)
Consolidated Entities:
Net (gain) loss on investments	(2,600)	(2,797)
Net (gain) loss on liabilities	7,384	2,260
Net other (gain) loss	—	(438)
Changes in operating assets and liabilities:
Due from brokers	—	(974)
Receivables	(1,850)	461
Prepaid and other assets	(848)	(1,003)
Due to brokers	(61)	6,245
Accrued and other liabilities	(5,461)	(6,954)
Consolidated Entities:
Due from brokers	1,616	10,348
Purchase of investments	(114,723)	(143,714)
Sales of investments	121,766	69,139
Receivables	(52)	(438)
Due to brokers	(22,253)	48,068
Accrued and other liabilities	32	—
Interest payable	(616)	10
Net cash provided by (used in) operating activities	(7,237)	(10,351)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(16,134)	(13,193)
Sales of investments	9,712	35,301
Purchases of equipment and improvements	(61)	(403)
Consolidated Entities:
Change in restricted cash and cash equivalents	13,426	(54,873)
Net cash provided by (used in) investing activities	6,943	(33,168)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common shares	(435)	—
Proceeds from the exercise of options	241	121
Payments for tax from the net delivery of restricted share units	(45)	(265)
Payments on contingent liabilities	(999)	(1,559)
Excess tax benefits from share-based payment arrangements	(230)	8
Consolidated Entities:
Contributions from noncontrolling interests	—	12,100
Distributions to noncontrolling interests	(83)	(970)
Proceeds from issuance of long-term debt	3,830	84,100
Payments made on long-term debt	(7,942)	(67,845)
Net cash provided by (used in) financing activities	(5,663)	25,690
Net increase (decrease) in cash and cash equivalents	(5,957)	(17,829)
Cash and cash equivalents at beginning of period	57,968	59,290
Cash and cash equivalents at end of period	$52,011	$41,461

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$949	$481
Cash paid for income taxes	$2,182	$1,500
Consolidated Entities:
Cash paid for interest	$17,196	$1,375

Non-cash disclosures:
Exercise of share options and RSUs	$36	$32
Consolidated Entities:
Deconsolidation of net assets	$—	$22,578
Non-cash settlement of interest receivables with increases in principal	$15	$26

See notes to Condensed Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Organization and Business
Organization— CIFC LLC (together with its subsidiaries, "CIFC" or the "Company") is a Delaware limited liability company headquartered in New York City. The Company is a private debt manager specializing in secured U.S. corporate loan strategies. The Company's primary business is to provide investment management services for institutional investors, including pension funds, hedge funds, asset management firms, banks, insurance companies and other types of institutional investors around the world.
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

The Company has three primary sources of revenue: management fees, incentive fees and investment income. Management fees are generally based on a percentage of AUM of the Funds. Incentive fees are earned based on the performance of the Funds. Investment income represents interest income and realized/unrealized gains and losses on investments in the products sponsored by the Company and third parties.

On December 31, 2015, CIFC Corp., the formerly publicly traded entity, completed a series of transactions (the "Reorganization Transaction") to become a subsidiary of CIFC LLC. The series of transactions changed the Company's top-level form of organization from a corporation to a limited liability company. As of January 1, 2016, the Company was taxed as a partnership. The Reorganization Transaction was a transaction between entities under common control; therefore, the prior year comparative Condensed Consolidated Financial Statements include the Consolidated Balance Sheet, Statement of Operations, Comprehensive Income (Loss), Equity and Cash Flows as of and for the three months ended March 31, 2015 of CIFC Corp.

Note 2—Basis of Presentation and Principles of Consolidation

Basis of Presentation—The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in conformity with the instructions to Form 10-Q and Article 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles in the United States of America ("GAAP") for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Management believes that estimates utilized in the preparation of the Condensed Consolidated Financial Statements are prudent and reasonable. Actual results could differ from those estimates and such differences could be material. These accompanying unaudited Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the 2015 Annual Report.

In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

Certain prior year amounts in the Condensed Consolidated Financial Statements and the related notes have been reclassified to conform to current period presentation. During late 2015, we adopted certain Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board (FASB) such as the deconsolidation of certain CLOs and Funds (or ASU 2015-02) and the valuation of financial assets and liabilities of Consolidated CLOs (or ASU 2014-13) which were applied on a modified retroactive basis. As such, the Condensed Consolidated Financial Statements and the related notes for the three months ended March 31, 2015 have been re-presented to reflect the impact of these adoptions (see the 2015 Annual Report). Further, other reclassified items include a detailed break out of line items for net results of Consolidated Entities, Employee compensation and benefits, Share-based compensation, and General and administrative expenses on the Condensed Consolidated Statements of Operations as well as Contributions from and Distributions to noncontrolling interests on the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Equity.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Principles of Consolidation—The Condensed Consolidated Financial Statements include the financial statements of CIFC and its wholly-owned subsidiaries, the entities in which the Company has a controlling interest ("Consolidated Funds") and VIEs for which the Company is deemed to be the primary beneficiary (together with Consolidated Funds, the "Consolidated Entities").

All intercompany balances and transactions have been eliminated upon consolidation. This consolidation, particularly with respect to the Consolidated Entities, significantly impacts the Company's Condensed Consolidated Financial Statements.

Consolidated Entities—Consolidated Entities includes the operating results of the Consolidated Funds and the Consolidated VIEs. As of both March 31, 2016 and December 31, 2015, the Company held $81.8 million of investments in its Consolidated Entities.

Consolidated VOEs—The Company consolidates entities in which it has a controlling voting interest. As of March 31, 2016 and December 31, 2015, the Company did not consolidate any entities under the voting interest model.

Consolidated VIEs—The Company also consolidates variable interest entities in which it is deemed the primary beneficiary. These Consolidated VIEs generally include certain CLOs (collectively, the "Consolidated CLOs"), warehouses, loan investment products, and other similar legal entities.

Tactical Income Fund—The Company invests in and manages an open-end credit fund that invests primarily in second-lien loans (the "Tactical Income Fund"). The Company consolidated the Tactical Income Fund. Under the consolidation rules, limited partnerships where investors lack the right to remove the general partners are deemed VIEs. The Company is deemed the primary beneficiary as it cannot be removed as the investment manager and has a significant financial interest in the fund. As of March 31, 2016 and December 31, 2015, the Company held an investment of $33.6 million and $33.2 million, respectively, and for both periods the limited partners held $7.8 million. Limited partners' interests were reported in "Noncontrolling interests in Consolidated Funds" on the Condensed Consolidated Balance Sheet.

Consolidated CLOs and Other—As of March 31, 2016 and December 31, 2015, the Company consolidated 2 CLOs and 2 credit funds (including Tactical Income Fund).

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

As of both March 31, 2016 and December 31, 2015, the Company did not consolidate any warehouses but held variable interests in 3 warehouses for which it was not deemed to be the primary beneficiary.

Unconsolidated VOEs—Warehouse Fund—In December 2014, the Company launched a closed-end structured credit fund that invests primarily in equity interests of warehouses managed by CIFC (the "Warehouse Fund"). As of March 31, 2016 and December 31, 2015, the carrying value of the Company's investment, as the general partner of the fund, was $14.7 million and $13.9 million, respectively.

Co-Investment Fund—During 2013, the Company launched a closed-end structured credit fund that invests primarily in residual tranches of CLOs and, to a lesser extent, warehouses, managed by CIFC (the "Co-Investment Fund"). As of March 31, 2016 and December 31, 2015, the carrying value of the Company's investment, as the general partner of the fund, was $11.8 million and $12.1 million, respectively.

The limited partners of both the Warehouse Fund and the Co-Investment Fund may remove the general partner's presumption of control, and as such, the Company did not consolidate these funds. The Company's investments in these funds were recorded in "Investments" on the Company's Condensed Consolidated Balance Sheets.

Unconsolidated VIEs—Senior Secured Corporate Loan Fund—The Company invests in and manages an open-end credit fund that invests in performing U.S. SSCLs (the "Senior Secured Corporate Loan Fund") to provide capital appreciation and risk-adjusted returns to its investors. The Company does not consolidate the Senior Secured Corporate Loan Fund. Under the

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

consolidation rules, limited partnerships where investors lack the right to remove the general partners, are deemed VIEs, however, the Company is not deemed the primary beneficiary as it does not have a significant financial interest in the fund. As of March 31, 2016 and December 31, 2015, the carrying value of the Company's investment was $5.5 million and $5.4 million, respectively.

As of March 31, 2016, the Company had variable interests in 26 CLOs, 8 CDOs, and 2 Non-CLO products (including the Senior Secured Corporate Loan Fund), which the Company managed, that were not consolidated (collectively the "Unconsolidated VIEs") as the Company was not deemed to be the primary beneficiary of the Unconsolidated VIEs. As of December 31, 2015, the Company's unconsolidated VIEs included 28 CLOs, 8 CDOs and 2 Non-CLO products (including the Senior Secured Corporate Loan Fund).

The Company's maximum exposure to loss on Unconsolidated VIEs includes its investment, management fee receivables and future management fees collectible by the Company. As of March 31, 2016 and December 31, 2015 the Company invested $39.5 million and $29.0 million, respectively, in Unconsolidated VIEs and the Company's management fee receivables were $4.5 million and $4.1 million, respectively.

Note 3—Summary of Significant Accounting Policies and Recent Accounting Updates

As of March 31, 2016, the Company's significant accounting policies, which are detailed in the 2015 Annual Report have not changed.

Recent Accounting Updates

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718) ("ASU 2016-09"), which is intended to simplify several aspects of the accounting for share-based payment award transactions. Specifically, ASU 2016-09 aims to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within that year. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date ("ASU 2015-14"). The ASU amends the effective date of ASU 2014-09 for all entities by one year. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard clarifies the required factors that an entity must consider when recognizing revenue and also requires additional disclosures. With the issuance of ASU 2015-14 the new effective date for the Company is January 1, 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of this ASU on its Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). The guidance will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company does not believe this guidance will have a material impact on its Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4—Consolidated VIEs

Although the Company consolidates all the assets and liabilities of the Consolidated VIEs (including the Consolidated CLOs, warehouses and other investment products), its maximum exposure to loss is limited to its investments and beneficial interests in the Consolidated VIEs and the receivables of management fees from the Consolidated VIEs. All of these items are eliminated upon consolidation. The assets of each of the Consolidated VIEs are administered by the trustee of each fund solely as collateral to satisfy the obligations of the Consolidated VIEs. If the Company were to liquidate, the assets of the Consolidated VIEs would not be available to the Company's general creditors, and, as a result, the Company does not consider them its assets. Additionally, the investors in the debt and residual interests of the Consolidated VIEs have no recourse to the Company's general assets. Therefore, this debt is not the Company's obligation.

The following table summarizes the Company's total maximum exposure to loss on these Consolidated VIEs, as follows (1):

	March 31, 2016	December 31, 2015
	(In thousands)
Maximum exposure to loss:
Investments and beneficial interests (2)	$81,944	$81,752
Receivables	394	605
Total maximum exposure to loss	$82,338	$82,357

Explanatory Notes:
________________________________

(1)	In addition, exposure to loss includes future management fees on the Consolidated VIEs, which are not included in the table.

(2)	Investments made in our Consolidated VIEs are eliminated in consolidation.

Note 5—Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair Value Hierarchy—The following table summarizes the assets and liabilities carried at fair value on a recurring basis, by class and level:

	March 31, 2016					December 31, 2015
	Level 1	Level 2	Level 3	NAV	Estimated Fair Value	Level 1	Level 2	Level 3	NAV	Estimated Fair Value
	(In thousands)					(In thousands)
Assets
Investments:
Credit Funds	$—	$—	$—	$31,977	$31,977	$—	$—	$—	$31,411	$31,411
Structured products & other	—	1,558	43,812	—	45,370	—	1,768	37,517	—	39,285
Subtotal	—	1,558	43,812	31,977	77,347	—	1,768	37,517	31,411	70,696
Consolidated Entities:
Loans (1)	—	1,052,484	292,559	—	1,345,043	—	1,067,539	281,868	—	1,349,407
Structured products & other	—	802	1,118	—	1,920	—	840	1,156	—	1,996
Total Consolidated Entities	—	1,053,286	293,677	—	1,346,963	—	1,068,379	283,024	—	1,351,403
Total Assets	$—	$1,054,844	$337,489	$31,977	$1,424,310	$—	$1,070,147	$320,541	$31,411	$1,422,099
Liabilities
Contingent liabilities	$—	$—	$8,142	$—	$8,142	$—	$—	$8,338	$—	$8,338
Total Liabilities	$—	$—	$8,142	$—	$8,142	$—	$—	$8,338	$—	$8,338

Explanatory Note:
______________________________

(1)	As of both March 31, 2016 and December 31, 2015, the total aggregate unpaid principal balance of loans was $1.4 billion .See Note 9 for total contractual principal amounts.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in Level 3 Recurring Fair Value Measurements—The following tables summarize by class the changes in financial assets and liabilities measured at fair value classified within Level 3 of the valuation hierarchy. Net realized and unrealized gains (losses) for Level 3 financial assets and liabilities measured at fair value are included in the Consolidated Statements of Operations.

	Level 3 Financial Assets
	For the Three Months Ended March 31, 2016
	Investments		Investment Assets of Consolidated Entities
	Structured Products & Other	Total	Loans	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$37,517	$37,517	$281,868	$1,156	$283,024
Transfers into Level 3 (1)	—	—	95,421	—	95,421
Transfers out of Level 3 (2)	—	—	(84,551)	—	(84,551)
Net realized/unrealized gains (losses) (3)	(1,307)	(1,307)	(933)	(38)	(971)
Purchases (3)	15,721	15,721	24,480	—	24,480
Sales (3)	(8,000)	(8,000)	(9,899)	—	(9,899)
Settlements (3)	(119)	(119)	(13,827)	—	(13,827)
Estimated fair value, end of period	$43,812	$43,812	$292,559	$1,118	$293,677
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$(213)	$(213)	$(1,967)	$(38)	$(2,005)

	Level 3 Financial Assets
	For the Three Months Ended March 31, 2015
	Investments			Investment Assets of Consolidated Entities
	Loans	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$967	$7,604	$8,571	$2,517,887	$478	$69,973	$2,588,338
Transfers into Level 3 (1)	—	—	—	2,327	—	—	2,327
Transfers out of Level 3 (2) (3)	—	—	—	(8,477)	—	—	(8,477)
Transfers in (out) due to deconsolidation (2)(3)	—	23,614	23,614	(2,476,625)	(478)	(67,383)	(2,544,486)
Net realized/unrealized gains (losses) (3)	—	(197)	(197)	497	—	(101)	396
Purchases (3)	—	7,138	7,138	26,643	—	2,188	28,831
Sales (3)	—	(5,296)	(5,296)	(11,336)	—	—	(11,336)
Settlements (3)	—	—	—	(5,933)	—	—	(5,933)
Estimated fair value, end of period	$967	$32,863	$33,830	$44,983	$—	$4,677	$49,660
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$—	$3	$3	$82	$—	$(101)	$(19)

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

(3)
The adoption of ASU 2015-02 was applied on a modified retrospective basis. Transfers out, net realized/unrealized gains (losses), purchases, sales and settlements for the three months ended March 31, 2015 reflect the deconsolidation of CLOs as of January 1, 2015.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Level 3 Financial Liabilities
	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015
	Contingent Liabilities	Total	Contingent Liabilities	Long-term Debt of Consolidated Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$8,338	$8,338	$12,668	$12,049,034	$12,061,702
Transfer in due to consolidation (2)(3)	—	—	—	(12,049,034)	(12,049,034)
Net realized/unrealized (gains) losses (2)	364	364	713	—	713
Settlements (2)(4)	(560)	(560)	(1,558)	—	(1,558)
Estimated fair value, end of period	$8,142	$8,142	$11,823	$—	$11,823
Change in unrealized gains (losses) for the period for the liabilities outstanding as of the end of the period	$364	$364	$713	$—	$713

Explanatory Notes:
__________________________

(1)
Represents the Company's sales of its residual interests in the Consolidated CLOs. The sale removes the requirement to consolidate the CLOs, therefore, debt and/or subordinated notes of the CLOs are no longer eliminated in consolidation.

(2)
The adoption of ASU 2015-02 was applied on a modified retrospective basis. Transfers out, net realized/unrealized gains (losses), purchases, sales and settlements for the three months ended March 31, 2015 reflect the deconsolidation of CLOs as of January 1, 2015.

(3)	Pursuant to the adoption of ASU 2014-13, the Long-term Debt of Consolidated Entities have been remeasured in accordance with the new guidance.

(4)	For Contingent Liabilities, amount represents payments made and due related to the contingent liabilities from the merger with Legacy CIFC (Note 8).

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

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

In addition, included in Structured Products and Other are (i) equity securities not listed for trading on a national exchange ("Non-listed Equity Securities") received on certain loan restructurings within our portfolio and (ii) on occasion, warehouse total return swaps ("TRS," Note 6). Similar to the fair value of loans, Non-listed Equity Securities are valued using a third-party pricing service. When the fair value of a Non-listed Equity Security is determined using two or more quotes, it is classified as Level 2 within the fair value hierarchy, and when the fair value is determined using less than two quotes, it is classified as Level 3 within the fair value hierarchy. The fair value of a warehouse TRS is calculated as the sum of (i) the change in fair value of the reference obligations (SSCLs are valued at a composite of the mid-point in the bid-ask spread of broker quotes) since they became reference obligations, (ii) net realized gains (losses) on reference obligations sold during the period and (iii) interest income earned on the reference obligations, less an amount equal to LIBOR plus an agreed upon margin on the outstanding notional amount of the reference obligations. The warehouse TRS values are classified as Level 2 within the fair value hierarchy.

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

Quantitative Information about Level 3 Assets & Liabilities

The disclosure provided below provides quantitative information about the significant unobservable inputs used in the valuation of the contingent liabilities of Legacy CLOs (see Note 9).

	March 31, 2016			March 31, 2016	December 31, 2015	Impact of Increase in Input on Fair Value Measurement (1)
Financial Liabilities	Fair Value (in thousands)	Valuation Technique	Significant Unobservable Input	Range	Range
Contingent Liabilities	$8,142	Discounted cash flows	Discount rate (2)	8.1%-13.0%	6.7%-12.0%	Decrease
			Default rate (3)	2.0%	2.0%	Decrease
			Recovery rate (3)	70%	70%	Increase
			Pre-payment rate (3)	25%	40%	Decrease
			Reinvestment spread of assets above LIBOR	3.3%-4.0%	3.0-3.8%	Increase
			Reinvestment price of assets	100.0	100.0	Increase

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities

The Company has not elected the fair value option for certain financial liabilities. A summary of the carrying value and estimated fair value of those liabilities are as follows:

	As of March 31, 2016		As of December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial liabilities:
Long-term debt:
Junior Subordinated Notes (1)	$118,282	$52,549	$118,259	$57,371
Senior Notes (2)	$37,955	$40,000	$37,902	$40,000

Explanatory Note:
________________________________

(1)
The Junior Subordinated Notes include both the March and October Junior Subordinated Notes (Note 9). The estimated fair values of the Junior Subordinated Notes were determined using a discounted cash flow model which utilizes significant unobservable inputs, including discount rates, yield and forward LIBOR curve assumptions.  This methodology is classified as Level 3 within the fair value hierarchy.

(2)	On November 2, 2015, the Company issued $40.0 million par value of Senior Notes which are publicly registered and fair valued using the issuance price.

The carrying value of all of the following approximate the fair value of the financial instruments and are considered Level 1 in the fair value hierarchy: cash and cash equivalents, restricted cash and cash equivalents, receivables and due to brokers. In addition, amounts in the Consolidated Entities related to, restricted cash and cash equivalents, due from brokers, receivables and due to brokers also approximate the fair value of the instruments and are all considered Level 1 in the fair value hierarchy.

Investments of the Consolidated Entities are diversified over multiple industries. In addition, applicable agreements governing CLOs and warehouses outline industry concentration limits. Management does not believe the Company has any significant concentration risks.

Note 6—Derivative Instruments and Hedging Activities

Total Return Swap—During the three months ended March 31, 2015, the Company, through a warehouse SPV, entered into a TRS agreement with a third-party bank, in lieu of financing. Under the TRS agreement, the Company received the income on the reference obligations (including gains on terminated reference obligations) and paid the counterparty an amount equal to three month LIBOR plus a margin on the outstanding notional amount of the reference obligations and losses on terminated reference obligations. The Company also consolidated this warehouse SPV as it was a VIE in which the Company was deemed the primary beneficiary (Note 2). During the year ended December 31, 2015 the warehouse agreement was terminated in conjunction with the issuance of a CLO.

During the three months ended March 31, 2016, the Company recognized $(0.3) million net (loss) related to other derivative instruments and during the three months ended March 31, 2015, the Company recognized net income of $0.4 million related to the TRS agreement.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7—Intangible Assets

Intangible assets are comprised of the following:

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (2)	Net Carrying Amount
	(In years)	(In thousands)
March 31, 2016:
Investment management contracts	2.1	$40,405	$37,527	$2,878
Referral arrangement	3.5	3,810	2,286	1,524
Non-compete agreements	2.0	1,284	917	367
Trade name	5.0	1,250	626	624
Total intangible assets		$46,749	$41,356	$5,393
December 31, 2015:
Investment management contracts	2.4	$71,113	$67,040	$4,073
Referral arrangement	3.8	3,810	2,096	1,714
Non-compete agreements	2.2	1,535	1,122	413
Trade name	5.2	1,250	593	657
Total intangible assets		$77,708	$70,851	$6,857

Explanatory Notes:
_________________________________

(1)	Gross carrying amounts as of March 31, 2016 have been reduced to reflect fully impaired and amortized assets.

(2)	During the three months ended March 31, 2016 and 2015, the Company recorded amortization expense on its intangible assets of $0.9 million and $2.1 million, respectively.

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
2016 (nine months remaining)	$1,651
2017	1,726
2018	1,449
2019	411
2020	125
Thereafter	31
$5,393

During the three months ended March 31, 2016 and 2015, the Company received notice from holders of certain CLOs exercising their right to call the CLOs for redemption. As a result of these calls, the Company recorded impairment charges of $0.5 million and $0.3 million, respectively, to fully impair intangible assets associated with these management contracts.

Note 8—Contingent Liabilities

Contingent Liabilities—In addition to the consideration paid in connection with the merger with Commercial Industrial Finance Corp. ("Legacy CIFC") (the "Merger"), the Company was required to pay CIFC Parent Holdings LLC ("CIFC Parent") a portion of incentive fees earned on six CLOs managed by CIFC Asset Management LLC (the "Legacy CIFC CLOs"). The terms of these payments were as follows: (i) the first $15.0 million of incentive fees received (which was fulfilled in 2013), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CIFC CLOs by the combined company over ten years from April 13, 2011 (the "Merger Closing Date") and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. During both the three months ended March 31, 2016 and 2015, the Company made total payments of $1.0 million related to these contingent liabilities. As of March 31, 2016, there are no remaining payments under item (i) and the Company made cumulative payments of $16.6 million under (ii) to date.

In addition, the Company also assumed contingent liabilities during the Merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree Investment Management, LLC ("CypressTree") in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain management fees from the CypressTree CLOs. These fixed percentages vary by CLO. The minimum fixed percentage was 39% since July 2013. As of March 31, 2016, there were no payments due. During the three months ended March 31, 2015, the Company made payments of $0.6 million, related to these contingent liabilities.

Note 9—Long-Term Debt

The following table summarizes the long-term debt:

	March 31, 2016				December 31, 2015
	Par	Carrying Value	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Par	Carrying Value	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)			(In years)	(In thousands)			(In years)
Recourse Debt:
March Junior Subordinated Notes (1)	$95,000	$93,476	3.20%	19.6	$95,000	$93,456	2.90%	19.8
October Junior Subordinated Notes (2)	25,000	24,806	4.12%	19.6	25,000	24,803	3.82%	19.8
Senior Notes (3)	40,000	37,955	8.50%	9.6	40,000	37,902	8.50%	9.8
Total Recourse Debt	$160,000	$156,237	4.67%	17.1	$160,000	$156,161	4.44%	17.3

Non-Recourse Consolidated Entities' debt:
Consolidated CLOs and Other (4)	$1,360,725	$1,312,058	0.03%	9.0	$1,385,226	$1,308,558	0.02%	9.1
Total Non-recourse Debt	$1,360,725	$1,312,058	0.03%	9.0	$1,385,226	$1,308,558	0.02%	9.1

Explanatory Notes:
_______________________________

(1)
March Junior Subordinated Notes bear interest at an annual rate of three month LIBOR plus 2.58% until maturity on October 30, 2035. Prior to April 30, 2015, these notes bore interest at an annual rate of 1%.

(2)	October Junior Subordinated Notes bear interest at an annual rate of three month LIBOR plus 3.50% and mature on October 30, 2035.

(3)
The Senior Notes bear interest at 8.5% and mature on October 30, 2025. As of January 1, 2016, the Company temporarily did not meet certain registration requirements under the indenture (and associated agreements) and incurred additional interest of 25 basis points per annum for the period ended March 31, 2016. Each 90 days thereafter interest will increase by 25 basis points (capped at 1% per annum) until cured. The Company has cured these conditions and expects the additional interest to end in July 2016.

(4)
The subordinated notes of the Consolidated CLOs do not have a stated interest rate and have been excluded from the calculation of the weighted average borrowing rate. As of March 31, 2016 and December 31, 2015, long-term debt of the Consolidated CLOs and Other includes $151.7 million and $153.1 million of credit fund debt, respectively.

Non-Recourse Consolidated Entities' Debt—The debt and equity holders only have recourse to the total assets of the respective Consolidated Entity's assets.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Entities— As of March 31, 2016, the Company consolidated 2 CLOs and 2 credit funds (Note 2). During the three months ended March 31, 2016, the Consolidated Entities distributed $4.9 million to the holders of their subordinated notes. During the three months ended March 31, 2015, the Consolidated Entities paid down $16.1 million of their outstanding debt, made net borrowings under revolving credit facilities of $33.1 million, and distributed $0.7 million to the holders of their subordinated notes.
The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $1.2 billion as of both March 31, 2016 and December 31, 2015, respectively.
Note 10—Equity

Common Shares—During the three months ended March 31, 2016 and 2015, the Company declared aggregate distributions of $0.34 and $0.10 per common share, respectively. Subsequent to quarter end, the Company's board of directors declared a cash distribution of $0.25 per share, composed of a $0.10 per share quarterly distribution and a $0.15 per share special distribution. The distribution will be paid on May 24, 2016 to shareholders of record as of the close of business on May 17, 2016 (Note 16).
In connection with the Reorganization Transaction, two holders of record (the “Dissenting Shareholders”) with approximately 2.0 million shares of common stock of CIFC Corp. in aggregate (“Dissenting Shares”) reserved their right to seek appraisal of their shares (Note 16). Distributions payable to the Dissenting Shareholder will be withheld by the Company.
Treasury Share/Share Repurchases—During the three months ended March 31, 2016, the Company repurchased 75,296 common shares in open-market transactions for an aggregate cost (including transaction costs) of $0.4 million with an average price per share of $5.75. There were no repurchases made during the three months ended March 31, 2015. As of March 31, 2016, the Company was authorized to repurchase up to $3.8 million of its common shares under the share repurchase program.

Share-based Compensation— As of March 31, 2016, there was $14.8 million of estimated unrecognized compensation expense related to unvested share options and RSU awards, net of estimated forfeitures. The remaining weighted average vesting periods of share options and RSUs are 0.28 years and 2.79 years, respectively.

Share Options—The following table summarizes certain share options activity:

	Number of Shares Underlying Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2015	3,285,313	$6.69	4.64	$788
Exercised (1)	(50,000)	$4.83
Outstanding at March 31, 2016	3,235,313	$6.72	4.39	$2,659
Exercisable at March 31, 2016	2,980,731	$6.56	4.13	$2,658
Vested and Expected to vest at March 31, 2016 (2)	3,219,855	$6.71	4.38	$2,659

Explanatory Notes:
________________________________

(1)	During the three months ended March 31, 2016 and 2015, total intrinsic value of options exercised was $33.5 thousand and $78.5 thousand, respectively.

(2)	Includes a reduction to outstanding options at period end for expected forfeiture rate over the life of the options.

RSUs—For RSU awards that are not entitled to distribution equivalent rights, the fair value of the awards was determined using the Company's grant date common share price less the present value of the expected distributions forgone during the vesting period. For RSU awards that are entitled to distribution equivalent rights, the fair value of the awards was determined using the Company's grant date common share price.

During the three months ended March 31, 2016 the Company granted to employees and directors 1,093,015 RSUs. These awards generally vest over 3 years, with 33% vesting at the end of the grant year and the remainder of the award vesting ratably on a quarterly basis for the remaining 2 years (until the last vesting date as stated in the award agreement).

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes restricted share unit activity:

	For the Three Months Ended March 31, 2016	Weighted Average Grant Date Fair Value
Restricted share units outstanding, beginning of period	2,033,510	$7.69
Granted (1)(2)	1,093,015	$5.78
Vested	(240,611)	$8.09
Forfeited (3)	(5,988)	$8.35
Restricted share units outstanding, end of period	2,879,926	$6.69

Explanatory Notes:
_________________________________

(1)	Weighted average grant date fair value excludes 360,000 of performance based RSUs for which performance hurdles will be determined in the future.

(2)	Shareholder approval is required to increase the number of shares available under the Company’s 2011 Stock and Incentive Plan to accommodate these new grants.

(3)	The forfeited share-based awards are returned to the grant pool for reissuance under the 2011 Stock Plan.

Note 11 —Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	For the Three Months Ended March 31,
	2016 (1)	2015
	(In thousands, except per share data)
Net income (loss) attributable to the Company - basic & diluted	$4,505	$5,428

Weighted-average shares - basic	25,355	25,279
Share options (2)	283	697
Warrants (3)	—	458
Unvested RSUs	171	138
Weighted-average shares - diluted	25,809	26,572

Earnings (loss) per share
Basic	$0.18	$0.21
Diluted	$0.17	$0.20

Explanatory Notes:
________________________________

(1)
Earnings per share basic and diluted has been calculated assuming that the Dissenting Shares are outstanding. Excluding the Dissenting Shares, total weighted-average shares basic and diluted would be 23,328,479 and 23,783,188, respectively, and earnings per share basic and diluted would be $0.19 (Note 10 and 16).

(2)	For the three months ended March 31, 2016 and 2015, the Company excluded anti-dilutive share options from the calculation of diluted EPS of $2.0 million and of $0.7 million, respectively.

(3)	For the three months ended March 31, 2016, the warrants were anti-dilutive for purposes of EPS. The warrants expire on January 24, 2017 (Note 13).

Note 12—Income Taxes

The following table summarizes the Company's tax provision:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Income (loss) before income taxes	$5,785	$8,769
Income tax expense	$1,278	$3,087
Effective income tax rate (1)	22.1%	35.2%

Explanatory Note:
________________________________

(1)
During 2015, the Company adopted new accounting standards that impacted Income (loss) before income taxes for the three months ended March 31, 2015 (Note 2). The change has resulted in the change of the effective income tax rate. In addition, for the three months ended March 31, 2016 and 2015 deferred income tax expense (benefit) was $1.3 million and $(0.2) million, respectively.

As a result of the Reorganization Transaction, investment income earned by CIFC is not subject to tax at the entity level. The difference between the statutory tax rate and the effective tax rate, as well as the change in the effective tax rate compared to the prior year was primarily attributable to the Reorganization Transaction and to income/(losses) from non-controlling interests of Consolidated VIEs. The income/(losses) from non-controlling interests of Consolidated VIEs are included in book income/(loss) before income taxes but are not taxable income/(loss) to CIFC.
During the three months ended March 31, 2016, there were no material changes to the Company’s uncertain tax positions and the Company believes there will be no significant increases or decreases to the uncertain tax positions within 12 months of the reporting date.

Note 13—Related Party Transactions

DFR Holdings—As of March 31, 2016 and December 31, 2015, DFR Holdings owned approximately 18.8 million of the Company’s shares which was approximately 74% of the Company's outstanding shares and 70% on a fully diluted basis (in each case including the Dissenting Shares (Note 10 and 16)). Accordingly, DFR Holdings received cash distributions from the Company (see Note 10). In addition, DFR Holdings also holds warrants which provide DFR Holdings the right to purchase 2.0 million voting common shares. These warrants are scheduled to expire on January 24, 2017.

Under the Company's consulting agreement with DFR Holdings, DFR Holdings provides CIFC with ongoing advisory services such as the participation in financial, tax and strategic planning/budgeting, investor interface, new product initiatives, fund raising and recruiting. During both the three months ended March 31, 2016 and 2015, the Company paid $2.0 million and expensed $0.5 million in connection with the consulting agreement.

In addition, pursuant to the Third Amended and Restated Stockholders Agreement with DFR Holdings dated December 2, 2013, the Company agreed to nominate to the Company's Board of Directors six directors designated by DFR Holdings (the "DFR Designees"). The number of directors that can be designated by DFR Holdings will be reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it will lose the right to designate any director. During both the three months ended March 31, 2016 and 2015, the DFR Designees earned an aggregate $0.2 million related to their service as directors of CIFC.
Other—As of March 31, 2016 and December 31, 2015, a board member held $1.0 million of income notes in one of the Company's sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.
Funds—All CIFC investments in credit funds are related party transactions (Note 2). As of both March 31, 2016 and December 31, 2015, key employees and directors of the Company (including related entities) invested an aggregate of $4.7 million in four CIFC managed Funds. Key employees are not charged management or incentive fees, where applicable, on their investment. Directors were charged management and/or incentive fees, where applicable, similar to certain other investors. For all periods presented in 2016 and 2015, these fees were de minimis.

Note 14—Commitments and Contingencies
Legal Proceedings—In the ordinary course of business, the Company may be subject to legal and regulatory proceedings and examinations that are generally incidental to the Company's ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings or examinations, the Company does not believe their disposition will have a material adverse effect on the Company's Condensed Consolidated Financial Statements.
Lease Commitments—During both the three months ended March 31, 2016 and 2015, total occupancy expense was $0.4 million.
Unfunded Loan Commitments— Certain of the Consolidated Entities have assets which include delayed draw term loans and unfunded revolvers. Unfunded loan commitments represent the estimated fair value of those delayed draw term loans and unfunded revolvers. As of March 31, 2016 and December 31, 2015, the Consolidated Entities had unfunded loan commitments of $1.3 million and $1.0 million, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation.

Note 15—Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under the Company's Senior Notes

CIFC Corp. issued Senior Notes which are deemed publicly registered notes. As such, the Company is required to present condensed consolidating financial information for CIFC and its consolidated subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(f).

Obligations under the Senior Notes are fully and unconditionally guaranteed by CIFC and named guarantors (the “Guarantor”). Under the terms of the indenture, certain consolidated entities such as consolidated CLOs, warehouses and funds ("Investment Vehicles") do not guarantee the notes. Further, the indenture provides that so long as entities representing at least 90% of the Company’s consolidated total assets (other than assets represented by Investment Vehicles) are guarantors, the Company may designate entities within its corporate structure as non-guarantor entities ("Unrestricted Entities" and together with Investment Vehicles, "Non-Guarantors").

The following condensed consolidating financial information presents the Consolidating Balance Sheets, Statement of Operations, Comprehensive Income (Loss) and Cash Flows of the Guarantor, Non-Guarantor subsidiaries (or Investment Vehicles) and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of March 31, 2016 and December 31, 2015, and for each of the three months ended March 31, 2016 and 2015. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Certain immaterial balances have been reclassified in the prior year financial statements to conform to the current year presentation (Note 2). The condensed consolidating financial information below assumes that the Senior Notes were guaranteed by CIFC as of January 1, 2015. Further, all Consolidated Entities are considered Non-Guarantor subsidiaries.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidating Balance Sheets (Unaudited)
March 31, 2016

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
ASSETS
Cash and cash equivalents	$1,094	$382	$50,535	$—	$—	$52,011
Restricted cash and cash equivalents	—	—	1,694	—	—	1,694
Investments	—	—	159,177	—	(81,830)	77,347
Intercompany investments in subsidiaries	177,449	104,281	113,497	—	(395,227)	—
Receivables	154	3,546	7,909	—	(2,684)	8,925
Prepaid and other assets	—	1,172	1,645	—	—	2,817
Deferred tax asset, net	—	43,110	—	—	—	43,110
Equipment and improvements, net	—	—	4,562	—	—	4,562
Intangible assets, net	—	5,393	—	—	—	5,393
Goodwill	—	66,549	9,451	—	—	76,000
Subtotal	178,697	224,433	348,470	—	(479,741)	271,859
Assets of Consolidated Entities:
Restricted cash and cash equivalents	—	—	—	80,592	—	80,592
Due from brokers	—	—	—	24,293	—	24,293
Investments	—	—	—	1,346,963	—	1,346,963
Receivables	—	—	—	4,185	—	4,185
Prepaid and other assets	—	—	—	187	—	187
Total assets of Consolidated Entities	—	—	—	1,456,220	—	1,456,220
TOTAL ASSETS	$178,697	$224,433	$348,470	$1,456,220	$(479,741)	$1,728,079
LIABILITIES
Distributions payable	$8,670	$—	$—	$—	$—	$8,670
Accrued and other liabilities	1,322	4,172	9,126	—	(2,169)	12,451
Contingent liabilities	—	—	8,142	—	—	8,142
Long-term debt	—	156,237	—	—	—	156,237
Subtotal	9,992	160,409	17,268	—	(2,169)	185,500
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	—	—	—	49,350	—	49,350
Accrued and other liabilities	—	—	—	623	(394)	229
Interest payable	—	—	—	4,595	(121)	4,474
Long-term debt	—	—	—	1,360,255	(48,197)	1,312,058
Total Non-Recourse Liabilities of Consolidated Entities	—	—	—	1,414,823	(48,712)	1,366,111
TOTAL LIABILITIES	9,992	160,409	17,268	1,414,823	(50,881)	1,551,611
EQUITY (Note 10)
Common shares	25	1	—	—	(1)	25
Intercompany Preferred Units (1)	—	—	85,000	—	(85,000)	—
Treasury shares	(435)	—	—	—	—	(435)
Additional paid-in capital	994,771	885,377	662,399	—	(1,547,781)	994,766
Retained earnings (deficit)	(825,656)	(821,354)	(416,197)	—	1,237,551	(825,656)
TOTAL CIFC LLC SHAREHOLDERS’ EQUITY	168,705	64,024	331,202	—	(395,231)	168,700
Consolidated Fund Equity/Noncontrolling interests (Note 2)	—	—	—	41,397	(33,629)	7,768
TOTAL EQUITY	168,705	64,024	331,202	41,397	(428,860)	176,468
TOTAL LIABILITIES AND EQUITY	$178,697	$224,433	$348,470	$1,456,220	$(479,741)	$1,728,079

Explanatory Note:
_________________________________

(1)	CIFC Corp. holds 85.0 million of intercompany non-voting series A preferred units that bear an annual rate of 3.5%.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Balance Sheets (Unaudited)
December 31, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
ASSETS
Cash and cash equivalents	$—	$1,392	$56,576	$—	$—	$57,968
Restricted cash and cash equivalents	—	—	1,694	—	—	1,694
Investments	—	—	152,455	—	(81,759)	70,696
Intercompany investments in subsidiaries	170,174	120,896	61,004	—	(352,074)	—
Receivables	785	295	27,242	—	(21,247)	7,075
Prepaid and other assets	—	1,621	352	—	—	1,973
Deferred tax asset, net	—	44,425	—	—	—	44,425
Equipment and improvements, net	—	—	4,866	—	—	4,866
Intangible assets, net	—	6,232	625	—	—	6,857
Goodwill	—	66,549	9,451	—	—	76,000
Subtotal	170,959	241,410	314,265	—	(455,080)	271,554
Assets of Consolidated Entities:
Restricted cash and cash equivalents	—	—	—	94,018	—	94,018
Due from brokers	—	—	—	25,910	—	25,910
Investments	—	—	—	1,351,403	—	1,351,403
Receivables	—	—	—	4,109	—	4,109
Prepaid and other assets	—	—	—	209	—	209
Total assets of Consolidated Entities	—	—	—	1,475,649	—	1,475,649
TOTAL ASSETS	$170,959	$241,410	$314,265	$1,475,649	$(455,080)	$1,747,203
LIABILITIES
Due to brokers	$—	$61	$—	$—	$—	$61
Accrued and other liabilities	50	24,185	14,808	—	(20,646)	18,397
Contingent liabilities	—	—	8,338	—	—	8,338
Long-term debt	—	156,161	—	—	—	156,161
Subtotal	50	180,407	23,146	—	(20,646)	182,957
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	—	—	—	71,603	—	71,603
Accrued and other liabilities	—	—	—	631	(438)	193
Interest payable	—	—	—	5,257	(167)	5,090
Long-term debt	—	—	—	1,357,095	(48,537)	1,308,558
Total Non-Recourse Liabilities of Consolidated Entities	—	—	—	1,434,586	(49,142)	1,385,444
TOTAL LIABILITIES	50	180,407	23,146	1,434,586	(69,788)	1,568,401
EQUITY (Note 10)
Common shares	25	25	—	—	(25)	25
Intercompany Preferred Units (1)	—	—	85,000	—	(85,000)	—
Additional paid-in capital	992,425	992,419	528,946	—	(1,521,371)	992,419
Retained earnings (deficit)	(821,541)	(931,441)	(322,827)	—	1,254,318	(821,491)
TOTAL CIFC LLC SHAREHOLDERS’ EQUITY	170,909	61,003	291,119	—	(352,078)	170,953
Consolidated Fund Equity / Noncontrolling interests (Note 2)	—	—	—	41,063	(33,214)	7,849
TOTAL EQUITY	170,909	61,003	291,119	41,063	(385,292)	178,802
TOTAL LIABILITIES AND EQUITY	$170,959	$241,410	$314,265	$1,475,649	$(455,080)	$1,747,203

Explanatory Note:
_________________________________

(1)	CIFC Corp. holds 85.0 million of intercompany non-voting series A preferred units that bear an annual rate of 3.5%.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statements of Operations (Unaudited)
For The Three Months Ended March 31, 2016

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Revenues
Management and incentive fees	$—	$—	$21,521	$—	$(1,706)	$19,815
Interest income from investments	—	744	3,217	—	(3,028)	933
Interest income - Consolidated Entities	—	—	—	18,990	—	18,990
Total net revenues	—	744	24,738	18,990	(4,734)	39,738
Expenses
Employee compensation and benefits	—	—	9,514	—	—	9,514
Share-based compensation	130	130	2,121	—	—	2,381
Professional services	308	885	879	—	—	2,072
General and administrative expenses	132	644	1,741	—	—	2,517
Depreciation and amortization	—	839	457	—	—	1,296
Impairment of intangible assets	—	—	531	—	—	531
Corporate interest expense	—	1,957	744	—	(744)	1,957
Expenses - Consolidated Entities	—	—	—	2,094	(1,706)	388
Interest expense - Consolidated Entities	—	—	—	8,595	(175)	8,420
Total expenses	570	4,455	15,987	10,689	(2,625)	29,076
Other Gain (Loss)
Net gain (loss) on investments	—	—	1,677	—	(1,406)	271
Net gain (loss) on contingent liabilities	—	—	(364)	—	—	(364)
Net gain (loss) on investments - Consolidated Entities	—	—	—	2,600	—	2,600
Net gain (loss) on liabilities - Consolidated Entities	—	—	—	(10,487)	3,103	(7,384)
Intercompany net gain (loss) on investments in subsidiaries	5,075	5,859	871	—	(11,805)	—
Net other gain (loss)	5,075	5,859	2,184	(7,887)	(10,108)	(4,877)
Income (loss) before income taxes	4,505	2,148	10,935	414	(12,217)	5,785
Income tax (expense) benefit	—	(1,278)	—	—	—	(1,278)
Net income (loss)	4,505	870	10,935	414	(12,217)	4,507
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(414)	412	(2)
Net income (loss) attributable to CIFC LLC	$4,505	$870	$10,935	$—	$(11,805)	$4,505

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statements of Operations (Unaudited)
For The Three Months Ended March 31, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Revenues
Management and incentive fees	$—	$—	$21,833	$—	$(219)	$21,614
Interest income from investments	—	—	2,736	—	(129)	2,607
Interest income - Consolidated Entities	—	—	823	1,933	—	2,756
Total net revenues	—	—	25,392	1,933	(348)	26,977
Expenses
Employee compensation and benefits	—	—	8,564	—	—	8,564
Share-based compensation	—	142	1,538	—	—	1,680
Professional services	—	1,078	848	—	—	1,926
General and administrative expenses	—	958	1,339	—	—	2,297
Depreciation and amortization	—	1,821	588	—	—	2,409
Impairment of intangible assets	—	281	—	—	—	281
Corporate interest expense	—	494	—	—	—	494
Expenses - Consolidated Entities	—	—	15	1,472	(219)	1,268
Interest expense - Consolidated Entities	—	—	231	513	—	744
Total expenses	—	4,774	13,123	1,985	(219)	19,663
Other Gain (Loss)
Net gain (loss) on investments	—	—	939	—	254	1,193
Net gain (loss) on contingent liabilities	—	—	(713)	—	—	(713)
Net gain (loss) on investments - Consolidated Entities	—	—	796	2,001	—	2,797
Net gain (loss) on liabilities - Consolidated Entities	—	—	—	(1,826)	(434)	(2,260)
Net gain (loss) on other investments and derivatives - Consolidated Entities	—	—	—	438	—	438
Intercompany net gain (loss) on investments in subsidiaries	—	13,289	—	—	(13,289)	—
Net other gain (loss)	—	13,289	1,022	613	(13,469)	1,455
Income (loss) before income taxes	—	8,515	13,291	561	(13,598)	8,769
Income tax (expense) benefit	—	(3,087)	—	—	—	(3,087)
Net income (loss)	—	5,428	13,291	561	(13,598)	5,682
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(561)	307	(254)
Net income (loss) attributable to CIFC LLC	$—	$5,428	$13,291	$—	$(13,291)	$5,428

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
For The Three Months Ended March 31, 2016

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Net income (loss)	$4,505	$870	$10,935	$414	$(12,217)	$4,507
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	4,505	870	10,935	414	(12,217)	4,507
Comprehensive (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(414)	412	(2)
Comprehensive income (loss) attributable to CIFC LLC	$4,505	$870	$10,935	$—	$(11,805)	$4,505

Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
For The Three Months Ended March 31, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Net income (loss)	$—	$5,428	$13,291	$561	$(13,598)	$5,682
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	—	5,428	13,291	561	(13,598)	5,682
Comprehensive (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(561)	307	(254)
Comprehensive income (loss) attributable to CIFC LLC	$—	$5,428	$13,291	$—	$(13,291)	$5,428

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statement of Cash Flows (Unaudited)
For The Three Months Ended March 31, 2016

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,505	$870	$10,935	$414	$(12,217)	$4,507
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and other	—	76	—	—	—	76
Share-based compensation	130	130	2,121	—	—	2,381
Net (gain) loss on investments and contingent liabilities / other (gain) loss	—	—	(1,315)	—	1,408	93
Intercompany net (gain) loss on investments in subsidiaries	(5,075)	(5,859)	(871)	—	11,805	—
Depreciation and amortization	—	839	457	—	—	1,296
Impairment of intangible assets	—	—	531	—	—	531
Deferred income tax expense (benefit)	—	1,315	—	—	—	1,315
Excess tax benefits from share-based payment arrangements	—	230	—	—	—	230
Consolidated Entities:
Net (gain) loss on investments	—	—	—	(2,600)	—	(2,600)
Net (gain) loss on liabilities	—	—	—	10,487	(3,103)	7,384
Changes in operating assets and liabilities:
Receivables	631	(3,120)	19,335	—	(18,696)	(1,850)
Prepaid and other assets	—	451	(1,299)	—	—	(848)
Due to brokers	—	(62)	1	—	—	(61)
Accrued and other liabilities	1,142	(20,015)	(5,194)	—	18,606	(5,461)
Consolidated Entities:
Due from brokers	—	—	—	1,616	—	1,616
Purchase of investments	—	—	—	(114,723)	—	(114,723)
Sales of investments	—	—	—	121,766	—	121,766
Receivables	—	—	—	(52)	—	(52)
Due to brokers	—	—	—	(22,253)	—	(22,253)
Accrued and other liabilities	—	—	—	(11)	43	32
Interest payable	—	—	—	(660)	44	(616)
Net cash provided by (used in) operating activities	1,333	(25,145)	24,701	(6,016)	(2,110)	(7,237)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	—	(17,553)	—	1,419	(16,134)
Sales of investments	—	—	12,466	—	(2,754)	9,712
Intercompany investments in subsidiaries	—	22,474	(2,151)	—	(20,323)	—
Purchases of equipment and improvements	—	—	(61)	—	—	(61)
Consolidated Entities:
Change in restricted cash and cash equivalents	—	—	—	13,426	—	13,426
Net cash provided by (used in) investing activities	—	22,474	(7,299)	13,426	(21,658)	6,943
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common shares	(435)	—	—	—	—	(435)
Intercompany contributions	—	1,891	9,629	24	(11,544)	—
Intercompany distributions	—	—	(32,073)	(24)	32,097	—
Proceeds from the exercise of options	241	—	—	—	—	241
Payments for tax from the net delivery of restricted share units	(45)	—	—	—	—	(45)
Payments on contingent liabilities	—	—	(999)	—	—	(999)
Excess tax benefits from share-based payment arrangements	—	(230)	—	—	—	(230)
Consolidated Entities:
Distributions to noncontrolling interests	—	—	—	(83)	—	(83)
Proceeds from issuance of long-term debt	—	—	—	3,830	—	3,830
Payments made on long-term debt	—	—	—	(11,157)	3,215	(7,942)
Net cash provided by (used in) financing activities	(239)	1,661	(23,443)	(7,410)	23,768	(5,663)
Net increase (decrease) in cash and cash equivalents	1,094	(1,010)	(6,041)	—	—	(5,957)
Cash and cash equivalents at beginning of period	—	1,392	56,576	—	—	57,968
Cash and cash equivalents at end of period	$1,094	$382	$50,535	$—	$—	$52,011

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statement of Cash Flows (Unaudited)
For The Three Months Ended March 31, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$5,428	$13,291	$561	$(13,598)	$5,682
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and other	—	22	—	—	—	22
Share-based compensation	—	142	1,538	—	—	1,680
Net (gain) loss on investments and contingent liabilities / other (gain) loss	—	—	(225)	—	(255)	(480)
Intercompany net (gain) loss on investments in subsidiaries	—	(13,289)	—	—	13,289	—
Depreciation and amortization	—	1,821	588	—	—	2,409
Impairment of intangible assets	—	281	—	—	—	281
Deferred income tax expense (benefit)	—	(150)	—	—	—	(150)
Excess tax benefits from share-based payment arrangements	—	(8)	—	—	—	(8)
Consolidated Entities:
Net (gain) loss on investments	—	—	(796)	(2,001)	—	(2,797)
Net (gain) loss on liabilities	—	—	—	1,826	434	2,260
Net other (gain) loss	—	—	—	(438)	—	(438)
Changes in operating assets and liabilities:
Due from brokers	—	—	(974)	—	—	(974)
Receivables	—	721	(3,163)	—	2,903	461
Prepaid and other assets	—	486	(1,489)	—	—	(1,003)
Due to brokers	—	—	6,245	—	—	6,245
Accrued and other liabilities	—	3,480	(7,920)	—	(2,514)	(6,954)
Consolidated Entities:
Due from brokers	—	—	14,459	(4,111)	—	10,348
Purchase of investments	—	—	(55,017)	(88,697)	—	(143,714)
Sales of investments	—	—	47,462	21,677	—	69,139
Receivables	—	—	(352)	(86)	—	(438)
Due to brokers	—	—	(7,882)	55,950	—	48,068
Accrued and other liabilities	—	—	6	384	(390)	—
Interest payable	—	—	(8)	18	—	10
Net cash provided by (used in) operating activities	—	(1,066)	5,763	(14,917)	(131)	(10,351)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of management contracts	—	—	—	—	—	—
Purchases of investments	—	—	(78,632)	—	65,439	(13,193)
Sales of investments	—	—	57,449	—	(22,148)	35,301
Intercompany investments in subsidiaries	—	(123,962)	—	—	123,962	—
Intercompany distributions from subsidiaries	—	123,962	—	—	(123,962)	—
Purchases of equipment and improvements	—	—	(403)	—	—	(403)
Consolidated Entities:
Change in restricted cash and cash equivalents	—	—	755	(55,628)	—	(54,873)
Net cash provided by (used in) investing activities	—	—	(20,831)	(55,628)	43,291	(33,168)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany contributions	—	—	123,962	—	(123,962)	—
Intercompany distributions	—	—	(123,962)	—	123,962	—
Proceeds from the exercise of options	—	121	—	—	—	121
Payments for tax from the net delivery of restricted share units	—	(265)	—	—	—	(265)
Payments on contingent liabilities	—	—	(1,559)	—	—	(1,559)
Excess tax benefits from share-based payment arrangements	—	8	—	—	—	8
Consolidated Entities:
Contributions from noncontrolling interests	—	—	—	14,712	(2,612)	12,100
Distributions to noncontrolling interests	—	—	—	(970)	—	(970)
Proceeds from issuance of long-term debt	—	—	—	73,777	10,323	84,100
Payments made on long-term debt	—	—	—	(16,974)	(50,871)	(67,845)
Net cash provided by (used in) financing activities	—	(136)	(1,559)	70,545	(43,160)	25,690
Net increase (decrease) in cash and cash equivalents	—	(1,202)	(16,627)	—	—	(17,829)
Cash and cash equivalents at beginning of period	—	2,156	57,134	—	—	59,290
Cash and cash equivalents at end of period	$—	$954	$40,507	$—	$—	$41,461

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 16—Subsequent Events

Subsequent to quarter end, the Company's board of directors declared a cash distribution of $0.25 per share, composed of a $0.10 per share quarterly distribution and a $0.15 per share special distribution. The distribution will be paid on May 24, 2016 to shareholders of record as of the close of business on May 17, 2016.
On April 28, 2016, the Dissenting Shareholders filed an appraisal petition with the Delaware Court. The Dissenting Shareholders may (i) be paid the fair value of the Dissenting Shares as determined by the Delaware Courts or (ii) settle upon terms agreed to by the parties.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our Condensed Consolidated Financial Statements and notes thereto included in Part I—Item 1. Condensed Consolidated Financial Statements and Notes (Unaudited) of this Quarterly Report on Form 10-Q (this “Quarterly Report”).  The statements in this discussion regarding the industry outlook and our expectations regarding the future performance of our business and the other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Special Note Regarding Forward-Looking Statements and Part I—Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. Unless otherwise noted or the context otherwise requires, we refer to CIFC LLC as “CIFC,” and to CIFC and its subsidiaries as “we,” “us,” “our,” “our company,” or “the Company.”

Overview

CIFC is a Delaware limited liability company headquartered in New York City. We are a private debt manager specializing in secured U.S. corporate loan strategies. Our primary business is to provide investment management services for institutional investors, including pension funds, hedge funds, asset management firms, banks, insurance companies and other types of investors around the world.
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

On December 31, 2015, CIFC Corp., the formerly publicly traded entity, completed a series of transactions (the "Reorganization Transaction") to become a subsidiary of CIFC LLC. The series of transactions changed the Company's top-level form of organization from a corporation to a limited liability company. As of January 1, 2016, we were taxed as a partnership. The Reorganization Transaction was a transaction between entities under common control, therefore; the prior year comparative Condensed Consolidated Financial Statements include the Consolidated Balance Sheet, Statement of Operations, Comprehensive Income (Loss), Equity and Cash Flows as of and for the three months ended March 31, 2015 of CIFC Corp.
Executive Overview

The market volatility from last year continued into the first quarter, with loan prices declining by 1.18% through mid-February, followed by a sharp increase through the end of March, resulting in a positive gain of 1.55% for the quarter (source: S&P/LSTA). CLO issuance was muted during the quarter, with only 18 CLOs being priced for aggregate AUM of $7.5 billion, compared to $30.7 billion in the first quarter of 2015 (source: S&P/LCD). We expect CLO issuance to pick up as investor demand has begun shifting back to the new issue CLO market and risk assets continue to rally. Our corporate credit and structured credit funds continue to receive interest from investors. We launched a new white labeled loan fund in Europe this quarter and launched a new structured product Separately Managed Account in April. Our two corporate credit funds performed very well and were ranked by eVestment (an industry performance analytics company) as top performers in 2015. In addition, CIFC was awarded four manager awards for 2015 by Creditflux including “Creditflux Manager of the Year.”

Fee Earning AUM

Fee Earning AUM or AUM refers to the assets managed by the Company on which we receive management fees and/or incentive fees. Generally, with respect to CLOs, management fees are paid to the Company based on the aggregate collateral balance at par plus principal cash, and with respect to Non-CLO funds, the value of the assets in such funds. The following table summarizes Fee Earning AUM:

	March 31, 2016		December 31, 2015		March 31, 2015
(in thousands, except # of Accounts) (1)(2)	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM
Post 2011 CLOs	18	$9,841,977	18	$9,860,519	14	$8,005,579
Legacy CLOs (3)	10	2,393,647	10	2,559,066	18	4,583,387
Total CLOs	28	12,235,624	28	12,419,585	32	12,588,966
Credit Funds (4)	13	1,156,308	12	1,062,712	8	777,040
Other Loan-Based Products (4)	2	563,707	2	573,190	2	667,654
Total Non-CLOs (4)	15	1,720,015	14	1,635,902	10	1,444,694
Total Loan-Based AUM	43	13,955,639	42	14,055,487	42	14,033,660
ABS and Corporate Bond CDOs	8	553,933	8	592,798	8	667,268
Total Fee Earning AUM	51	$14,509,572	50	$14,648,285	50	$14,700,928

Explanatory Notes:
_________________________________

(1)	Fee Earning AUM attributable to ABS and Corporate Bond CDO products is expected to continue to decline as these funds run-off per their contractual terms.

(2)
Fee Earning AUM is based on the latest available monthly report issued by the trustee or fund administrator prior to the end of the period, and may not tie back to the Consolidated GAAP financial statements.

(3)	Legacy CLOs represent all managed CLOs issued prior to 2011, including CLOs acquired since 2011 but issued prior to 2011.

(4)	Management fees for Non-CLO products vary by fund and may not be similar to a CLO.

Fee Earning AUM activities are as follows:

	For the Three Months Ended March 31,	Last Twelve Months
	March 31, 2016
	(In thousands)
Total loan-based AUM - Beginning Balance	$14,055,487	$14,033,660
CLO New Issuances	—	1,999,709
CLO Paydowns	(190,261)	(2,339,665)
Net Subscriptions to Credit Funds	75,115	356,049
Net Redemptions from Other Loan-Based Products	(9,483)	(103,947)
Other (1)	24,781	9,833
Total loan-based AUM - Ending Balance	13,955,639	13,955,639
Total CDOs - Ending Balance	553,933	553,933
Total Fee Earning AUM - Ending Balance	$14,509,572	$14,509,572

Explanatory Note:
_________________________________
(1)     Includes changes in collateral balances of CLOs between periods and market value or portfolio value changes in certain Non-CLO products.

During the three months ended March 31, 2016, we launched one new fund and increased subscriptions to existing funds for an aggregate of $75.1 million of new Fee Earning AUM. All CDOs and certain CLOs we manage have passed their reinvestment periods (see table below). Therefore, proceeds from paydowns are required to repay the CLO's or CDO's liabilities. As expected, AUM on these CLOs and CDOs continued to decline during the three months ended March 31, 2016. This, along with redemptions from other loan-based products, reduced AUM by $232.3 million, resulting in an overall net decrease in AUM of $138.7 million.

Loan-based AUM

Since 2012, CIFC has raised $11.5 billion of new AUM through organic growth, which has more than offset the run-off from Legacy CLOs (including acquired CLOs). Our Legacy CLO AUM of $2.4 billion is less than a fifth of our total CLO AUM of $12.2 billion, and we anticipate it will run off over the next three years.

The structure of the CLOs we manage affects the management fees paid to us. The following table summarizes select details of the structure of each of the CLOs we manage:

	Issuance Date	March 31, 2016 Fee Earning AUM	First Optional Call Date (1)	Termination of Reinvestment Period (2)	Maturity Year (3)
	Month/Year	(In thousands)	Month/Year
Post 2011 CLOs
CIFC Funding 2011-I, Ltd.	01/12	$235,678	01/14	01/15	2023
CIFC Funding 2012-I, Ltd.	07/12	453,522	08/14	08/16	2024
CIFC Funding 2012-II, Ltd.	11/12	733,201	12/14	12/16	2024
CIFC Funding 2012-III, Ltd.	01/13	504,533	01/15	01/17	2025
CIFC Funding 2013-I, Ltd.	03/13	504,698	04/15	04/17	2025
CIFC Funding 2013-II, Ltd.	06/13	625,877	07/15	07/17	2025
CIFC Funding 2013-III, Ltd.	09/13	401,500	10/15	10/17	2025
CIFC Funding 2013-IV, Ltd.	11/13	505,498	11/15	11/17	2024
CIFC Funding 2014, Ltd.	03/14	603,392	04/16	04/18	2025
CIFC Funding 2014-II, Ltd.	05/14	807,077	05/16	05/18	2026
CIFC Funding 2014-III, Ltd.	07/14	703,759	07/16	07/18	2026
CIFC Funding 2014-IV, Ltd.	09/14	602,368	10/16	10/18	2026
CIFC Funding 2014-V, Ltd.	12/14	553,986	10/16	01/19	2027
CIFC Funding 2015-I, Ltd.	03/15	601,584	09/16	04/19	2027
CIFC Funding 2015-II, Ltd.	05/15	501,209	10/16	04/19	2027
CIFC Funding 2015-III, Ltd.	07/15	501,654	10/17	10/19	2027
CIFC Funding 2015-IV, Ltd.	09/15	500,343	10/18	10/20	2027
CIFC Funding 2015-V, Ltd.	11/15	502,098	04/18	04/20	2027
Total Post 2011 CLOs		9,841,977
Legacy CLOs
Bridgeport CLO Ltd.	06/06	243,760	10/09	07/13	2020
Burr Ridge CLO Plus Ltd.	12/06	166,199	06/12	03/13	2023
CIFC Funding 2006-II, Ltd.	12/06	150,006	03/11	03/13	2021
CIFC Funding 2007-I, Ltd.	02/07	172,201	05/11	11/13	2021
CIFC Funding 2007-II, Ltd.	03/07	309,091	04/11	04/14	2021
Schiller Park CLO Ltd.	05/07	254,828	07/11	04/13	2021
Bridgeport CLO II Ltd.	06/07	344,527	12/10	09/14	2021
CIFC Funding 2007-III, Ltd.	07/07	251,361	07/10	07/14	2021
Primus CLO II, Ltd.	07/07	212,983	10/11	07/14	2021
Columbus Nova 2007-II, Ltd.	11/07	288,691	10/10	10/14	2021
Total Legacy CLOs		2,393,647
Total CLOs		$12,235,624
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

Results of Consolidated Operations

The Consolidated Financial Statements include the financial statements of our wholly owned subsidiaries, the entities in which we have a controlling interest ("Consolidated Funds") and variable interest entities ("VIEs" or "Consolidated VIEs") for which we are deemed to be the primary beneficiary (together with the Consolidated Funds, the "Consolidated Entities"). Consolidated VIEs include certain CLOs and warehouses we manage.

The following table presents our comparative Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,		2016 vs. 2015
	2016	2015	Change	%
	(in thousands, except share and per share amounts)
Revenues
Management and incentive fees	$19,815	$21,614	$(1,799)	(8)%
Interest income from investments	933	2,607	(1,674)	(64)%
Interest income - Consolidated Entities	18,990	2,756	16,234	589%
Total net revenues	39,738	26,977	12,761	47%
Expenses
Employee compensation and benefits	9,514	8,564	950	11%
Share-based compensation	2,381	1,680	701	42%
Professional services	2,072	1,926	146	8%
General and administrative expenses	2,517	2,297	220	10%
Depreciation and amortization	1,296	2,409	(1,113)	(46)%
Impairment of intangible assets	531	281	250	89%
Corporate interest expense	1,957	494	1,463	296%
Expenses - Consolidated Entities	388	1,268	(880)	(69)%
Interest expense - Consolidated Entities	8,420	744	7,676	1,032%
Total expenses	29,076	19,663	9,413	48%
Other Gain (Loss)
Net gain (loss) on investments	271	1,193	(922)	(77)%
Net gain (loss) on contingent liabilities	(364)	(713)	349	(49)%
Net gain (loss) on investments - Consolidated Entities	2,600	2,797	(197)	(7)%
Net gain (loss) on liabilities - Consolidated Entities	(7,384)	(2,260)	(5,124)	227%
Net gain (loss) on other investments and derivatives - Consolidated Entities	—	438	(438)	(100)%
Net other gain (loss)	(4,877)	1,455	(6,332)	(435)%
Income (loss) before income taxes	5,785	8,769	(2,984)	(34)%
Income tax (expense) benefit	(1,278)	(3,087)	1,809	(59)%
Net income (loss)	4,507	5,682	(1,175)	(21)%
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	(2)	(254)	252	(99)%
Net income (loss) attributable to CIFC LLC	$4,505	$5,428	$(923)	$—
Earnings (loss) per share (1):
Basic	$0.18	$0.21	$(0.03)	(14)%
Diluted	$0.17	$0.20	$(0.03)	(15)%
Weighted-average number of shares outstanding (1):
Basic	25,355,064	25,279,226	75,838	—%
Diluted	25,809,402	26,572,416	(763,014)	(3)%

Explanatory Note:
_________________________________

(1)
Earnings per share basic and diluted has been calculated assuming that the Dissenting Shares are outstanding. Excluding the Dissenting Shares, total weighted-average shares basic and diluted would be 23,328,479 and 23,783,188, respectively, and earnings per share basic and diluted would be $0.19. See ("Part 1. Item 1.   Condensed Consolidated Financial Statements and Notes (Unaudited)—(Note 10 and 16)."

Total Net Revenues—GAAP net revenues include management and incentive fees from unconsolidated CLOs, CDOs and Non-CLO products and net investment income from investments in unconsolidated entities.

    Management and incentive fees—Quarter over quarter subordinated fees were lower as a result of run-off in AUM of certain Legacy CLOs, which had higher fees compared to Post 2011 CLOs.

Interest income from investments—See Net results of Consolidated Entities below.

Interest income - Consolidated Entities—See Net results of Consolidated Entities below.

Total Expenses

Employee compensation and benefits—The increase primarily relates to contractual fee sharing arrangements which required the Company to pay certain former employees a portion of incentive fees collected on CLOs acquired from Columbus Nova Credit Investments Management, LLC ("CNCIM"). During the first quarter of 2016, we received higher incentive fees on such CLOs.

Share based compensation—During the first quarter of 2016, we expensed a full quarter of amortization on RSUs granted since the second quarter of 2015 partially offset by the reduction of RSU and option amortization expense from awards that have fully vested since the second quarter of 2015.

Depreciation and amortization—In 2016, we had lower amortization expense from intangible assets as certain management contracts were either impaired or fully amortized in the prior year.

Corporate Interest Expense—Current year increase in corporate interest expense is related to (i) the issuance of $40.0 million in aggregate principal amount of 8.5% unsecured senior notes in November 2015 and (ii) the increase in interest on the March Junior Subordinated Notes from an annual rate of 1% to LIBOR plus 2.58% in April 2015.

Consolidated Entities - Expenses—See Net results of Consolidated Entities below.

Consolidated Entities - Interest Expense—See Net results of Consolidated Entities below.

Net other income (expense) and gain (loss)

Net gain (loss) on investment—Net gain (loss) on investment includes the unrealized appreciation or depreciation and realized gains and losses on the investments in CLOs, warehouses and credit funds which we are not required to be consolidated. In general, the decrease primarily related to a lower increase in market value of loans and CLO securities compared to the same period in the prior year. See Non-GAAP Measures section for further discussion.

Consolidated Entities - Net gain (loss) on liabilities—See Net results of Consolidated Entities below.

Consolidated Entities - Net gain (loss) on other investments and derivatives—See Net results of Consolidated Entities below.

Income tax expense/benefit—As a result of the Reorganization Transaction, investment income earned by CIFC is not subject to tax at the entity level. The difference between the statutory tax rate and the effective tax rate, as well as the change in the effective tax rate compared to the prior year was primarily attributable to the Reorganization Transaction and to income/(losses) from non-controlling interests of Consolidated VIEs. The income/(losses) from non-controlling interests of Consolidated VIEs are included in book income/(loss) before income taxes but are not taxable income/(loss) to CIFC.

Net results of Consolidated Entities—During the three months ended March 31, 2016, the Company consolidated 2 credit funds and 2 CLOs. During the three months ended March 31, 2015, the Company consolidated 2 credit funds, 1 CLO and 2 warehouses. As such, balances in the prior year included the operating results of 1 additional consolidated entity than in the current year.

ENI and Deconsolidated Non-GAAP Statements (Non-GAAP Measures)

ENI and ENI EBITDA

ENI and ENI after taxes are non-GAAP financial measures of profitability which management uses in addition to GAAP Net income (loss) attributable to CIFC LLC to measure the performance of our core business (excluding non-core products). We believe ENI and ENI after taxes reflect the nature and substance of the business, the economic results achieved by management fee revenues from the management of client funds and earnings on our investments. ENI represents GAAP Net income (loss) attributable to CIFC LLC excluding (i) current and deferred income taxes, (ii) merger and acquisition related items including fee-sharing arrangements, amortization and impairments of intangible assets and gain (loss) on contingent consideration for earn-outs, (iii) non-cash compensation related to profits interests granted by CIFC Parent Holdings LLC in June 2011, (iv) revenues attributable to non-core investment products, (v) advances for fund organizational expenses and (vi) certain other items as detailed. ENI after taxes equals ENI less current taxes.

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

The following table presents our components of ENI for the three months ended March 31, 2016 and 2015 (1):

	For the Three Months Ended March 31,		2016 vs. 2015
	2016	2015	Change	% Change
	(in thousands, except per share amounts)
Adjusted revenues
Senior Fees from CLOs	$5,940	$5,792	$148	3%
Subordinated Fees from CLOs	8,002	9,169	(1,167)	(13)%
Management Fees from Non-CLO products	1,186	861	325	38%
Total management Fees	15,128	15,822	(694)	(4)%
Incentive Fees	4,282	4,000	282	7%
Net investment income (2)	4,894	6,107	(1,213)	(20)%
Total adjusted net revenues	24,304	25,929	(1,625)	(6)%

Adjusted expenses
Employee compensation and benefits	8,030	8,284	(254)	(3)%
Share-based compensation	2,407	1,676	731	44%
Professional services	2,013	1,851	162	9%
General and administrative expenses	2,516	2,183	333	15%
Depreciation and amortization	364	333	31	9%
Corporate interest expense	1,957	494	1,463	296%
Total adjusted expenses	17,287	14,821	2,466	17%

ENI	$7,017	$11,108	$(4,091)	(37)%

Less: Income tax (expense) benefit - current	37	(3,236)	3,273	(101)%
ENI after taxes	7,054	7,872	(818)	(10)%

ENI	$7,017	$11,108	$(4,091)	(37)%
Add: Corporate interest expense	1,957	494	1,463	296%
Add: Depreciation of fixed assets	364	333	31	9%
ENI EBITDA	$9,338	$11,935	$(2,597)	(22)%

ENI after taxes per share - basic (3)	$0.28	$0.31	$(0.03)	(10)%
ENI after taxes per share - diluted (3)	$0.27	$0.30	$(0.03)	(10)%

Explanatory Notes:
______________________________

(1)	Amounts in this table can be derived by taking the deconsolidated non-GAAP Statement of Operations and adjusting balances using the ENI reconciliation.
(2)Net investment income for the respective periods include:

	For the Three Months Ended March 31,		2016 vs. 2015
	2016	2015	Change	% Change
	(in thousands)
Interest income	$4,771	$2,011	$2,760	137%
Realized gains (losses)	(2,463)	2,281	(4,744)	(208)%
Unrealized gains (losses)	2,586	1,815	771	42%
Net investment income	$4,894	$6,107	$(1,213)	(20)%

(3)
GAAP weighted average shares outstanding is used as ENI weighted average shares outstanding. Earnings per share basic and diluted has been calculated assuming that the Dissenting Shares are outstanding. Excluding the Dissenting Shares, total ENI weighted average shares basic and diluted for the three months ended March 31, 2016 will be 23,328,479 and 23,783,188, respectively, and ENI after taxes per share basic and diluted would be $0.30. See ("Part 1. Item 1.   Condensed Consolidated Financial Statements and Notes (Unaudited)—(Note 10 and 16)."

For the three months ended March 31, 2016 and 2015:

Adjusted net revenues—Quarter over quarter subordinated management fees decreased by $1.2 million, or 13%, as a result of run-off in AUM of certain legacy CLOs, which had higher subordinated fees compared to Post 2011 CLOs. Further, Net investment income also decreased by $1.2 million, or 20%, primarily related to a lower increase in the market value of loans and CLO securities compared to the same period in the prior year.

Adjusted expenses—Total adjusted expenses increased by $2.5 million, or 17%, primarily due to increases in adjusted Corporate interest expense and adjusted Share-based compensation.

Adjusted corporate interest expense—Current year increase in adjusted Corporate interest expense is related to (i) the issuance of $40.0 million in aggregate principal amount of 8.5% unsecured senior notes in November of 2015 and (ii) the increase in interest on the March Junior Subordinated Notes from an annual rate of 1% to LIBOR plus 2.58% in April 2015.

Adjusted share based compensation— Total adjusted Share based compensation increased in the current quarter as we recognized a full year of amortization on equity awards granted since the second quarter of 2015 partially offset by the reduction of RSU and option amortization expense from awards that have fully vested since the second quarter of 2015.

The following is a reconciliation of GAAP Net income (loss) attributable to CIFC LLC to ENI:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
GAAP Net income (loss) attributable to CIFC LLC	$4,505	$5,428
Reconciling and other items:
Income tax expense - deferred & current	1,278	3,087
Amortization and impairment of intangibles	1,463	2,357
Management fee sharing arrangements (1)	(2,003)	(1,839)
Net (gain)/loss on contingent liabilities and other	364	713
Employee compensation costs (2)	1,458	284
Management fees attributable to non-core funds	(108)	(173)
Other (3)	60	1,251
Total reconciling and other items	2,512	5,680
ENI	7,017	11,108

Less: Income tax (expense) benefit - current	37	(3,236)
ENI after taxes	$7,054	$7,872

ENI	7,017	11,108
Add: Corporate interest expense	1,957	494
Add: Depreciation of fixed assets	364	333
ENI EBITDA	$9,338	$11,935

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

(3)
In 2016, other represents certain professional services. In 2015, other represents fund set up expenses, which are written-off upfront for GAAP purposes and are amortized over the life of the fund for Non-GAAP ENI, and certain professional services.

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
The following table presents the reconciliation from GAAP to Deconsolidated Non-GAAP Statement of Operations for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016			2015
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Revenues
Management and incentive fees	$19,815	$1,706	$21,521	$21,614	$220	$21,834
Interest income/Net investment income	933	3,961	4,894	2,607	2,438	5,045
Interest income - Consolidated Entities	18,990	(18,990)	—	2,756	(2,756)	—
Total net revenues	39,738	(13,323)	26,415	26,977	(98)	26,879
Expenses
Employee compensation and benefits	9,514	—	9,514	8,564	—	8,564
Share-based compensation	2,381	—	2,381	1,680	—	1,680
Professional services	2,072	—	2,072	1,926	—	1,926
General and administrative expenses	2,517	—	2,517	2,297	—	2,297
Depreciation and amortization	1,296	—	1,296	2,409	—	2,409
Impairment of intangible assets	531	—	531	281	—	281
Corporate interest expense	1,957	—	1,957	494	—	494
Expenses - Consolidated Entities	388	(388)	—	1,268	(1,268)	—
Interest expense - Consolidated Entities	8,420	(8,420)	—	744	(744)	—
Total expenses	29,076	(8,808)	20,268	19,663	(2,012)	17,651
Other Gain (Loss)
Net gain (loss) on investments	271	(271)	—	1,193	(1,193)	—
Net gain (loss) on contingent liabilities	(364)	—	(364)	(713)	—	(713)
Net gain (loss) on investments - Consolidated Entities	2,600	(2,600)	—	2,797	(2,797)	—
Net gain (loss) on liabilities - Consolidated Entities	(7,384)	7,384	—	(2,260)	2,260	—
Net gain (loss) on other investments and derivatives - Consolidated Entities	—	—	—	438	(438)	—
Net other gain (loss)	(4,877)	4,513	(364)	1,455	(2,168)	(713)
Income (loss) before income taxes	5,785	(2)	5,783	8,769	(254)	8,515
Income tax (expense) benefit	(1,278)	—	(1,278)	(3,087)	—	(3,087)
Net income (loss)	4,507	(2)	4,505	5,682	(254)	5,428
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	(2)	2	—	(254)	254	—
Net income (loss) attributable to CIFC LLC	$4,505	$—	$4,505	$5,428	$—	$5,428

The following table presents the reconciliation from GAAP to Deconsolidated Non-GAAP Balance Sheets as of March 31, 2016 and 2015:

	March 31, 2016			December 31, 2015
(In thousands)	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP	Consolidated GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
ASSETS
Cash and cash equivalents	$52,011	$—	$52,011	$57,968	$—	$57,968
Restricted cash and cash equivalents	1,694	—	1,694	1,694	—	1,694
Investments	77,347	81,823	159,170	70,696	81,752	152,448
Receivables	8,925	55	8,980	7,075	(62)	7,013
Prepaid and other assets	2,817	463	3,280	1,973	666	2,639
Deferred tax asset, net	43,110	—	43,110	44,425	—	44,425
Equipment and improvements, net	4,562	—	4,562	4,866	—	4,866
Intangible assets, net	5,393	—	5,393	6,857	—	6,857
Goodwill	76,000	—	76,000	76,000	—	76,000
Subtotal	271,859	82,341	354,200	271,554	82,356	353,910
Total assets of Consolidated Entities	1,456,220	(1,456,220)	—	1,475,649	(1,475,649)	—
TOTAL ASSETS	$1,728,079	$(1,373,879)	$354,200	$1,747,203	$(1,393,293)	$353,910
LIABILITIES
Due to brokers	$—	$—	$—	$61	$—	$61
Distribution payable	8,670	—	8,670	—	—	—
Accrued and other liabilities	12,451	—	12,451	18,397	—	18,397
Contingent liabilities	8,142	—	8,142	8,338	—	8,338
Long-term debt	156,237	—	156,237	156,161	—	156,161
Subtotal	185,500	—	185,500	182,957	—	182,957
Total non-recourse liabilities of Consolidated Entities	1,366,111	(1,366,111)	—	1,385,444	(1,385,444)	—
TOTAL LIABILITIES	1,551,611	(1,366,111)	185,500	1,568,401	(1,385,444)	182,957
EQUITY
Common shares	25	—	25	25	—	25
Treasury shares	(435)	—	(435)	—	—	—
Additional paid-in capital	994,766	—	994,766	992,419	—	992,419
Retained earnings (deficit)	(825,656)	—	(825,656)	(821,491)	—	(821,491)
TOTAL CIFC LLC SHAREHOLDERS’ EQUITY	168,700	—	168,700	170,953	—	170,953
Noncontrolling interests in Consolidated Funds	7,768	(7,768)	—	7,849	(7,849)	—
TOTAL EQUITY	176,468	(7,768)	168,700	178,802	(7,849)	170,953
TOTAL LIABILITIES AND EQUITY	$1,728,079	$(1,373,879)	$354,200	$1,747,203	$(1,393,293)	$353,910

Liquidity and Capital Resources

Our operating cash flows are composed of revenues from management fees, incentive fees and investment income net of compensation expense, general and administrative expense and income taxes. During the three months ended March 31, 2016, our primary use of cash included $5.1 million of net investments, primarily in CLO equity and debt. As of March 31, 2016, we held total Deconsolidated Non-GAAP cash and investments of $211.2 million composed of cash of $52.0 million and investments of $159.2 million with no debt maturing until October 2025.
During the three months ended March 31, 2016, we also paid down contingent liabilities (related to fee sharing arrangements) of $1.0 million and repurchased shares for $0.4 million.
The table below is a reconciliation of selected cash flows data for the three months ended March 31, 2016 from GAAP to Non-GAAP:

	For the Three Months Ended March 31, 2016
(In thousands)	GAAP	Consolidation Adjustments	Deconsolidated Non-GAAP
Cash and Cash Equivalents, Beginning	$57,968	$—	$57,968

Net cash provided by/(used in) Operating Activities	(7,237)	7,898	661
Net cash provided by/(used in) Investing Activities	6,943	(12,092)	(5,149)
Net cash provided by/(used in) Financing Activities	(5,663)	4,194	(1,469)
Net change in Cash and Cash Equivalents	(5,957)	—	(5,957)

Cash and Cash Equivalents, End	$52,011	$—	$52,011

Our investments as of March 31, 2016 and December 31, 2015 are as follows ($ in thousands):

Non-GAAP (1)	March 31, 2016	December 31, 2015	Change
CIFC Managed CLO Equity (Residual Interests)	$63,270	$53,912	$9,358
Fund Coinvestments	41,969	41,401	568
CLO Debt	28,739	32,140	(3,401)
Other (2)	25,192	24,946	246
Total	$159,170	$152,399	$6,771

Explanatory Notes:
________________________________

(1)	Pursuant to GAAP, investments in consolidated CLOs, warehouses and certain Non-CLO products are eliminated from "Investments" on our Consolidated Balance Sheets.

(2)	Primarily includes investment in CIFC's Tactical Income Fund, which may be redeemed with 60 days' notice on the last day of each calendar quarter.

Other Sources and Uses of Funds

Long-Term Debt—The following table summarizes the long-term debt:

	March 31, 2016				December 31, 2015
	Par	Carrying Value	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Par	Carrying Value	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)			(In years)	(In thousands)			(In years)
Recourse Debt:
March Junior Subordinated Notes (1)	$95,000	$93,476	3.20%	19.6	$95,000	$93,456	2.90%	19.8
October Junior Subordinated Notes (2)	25,000	24,806	4.12%	19.6	25,000	24,803	3.82%	19.8
Senior Notes (3)	40,000	37,955	8.50%	9.6	40,000	37,902	8.50%	9.8
Total Recourse Debt	$160,000	$156,237	4.67%	17.1	$160,000	$156,161	4.44%	17.3

Non-Recourse Consolidated Entities' debt:
Consolidated CLOs and Other (4)	$1,360,725	$1,312,058	0.03%	9.0	$1,385,226	$1,308,558	0.02%	9.1
Total Non-recourse Debt	$1,360,725	$1,312,058	0.03%	9.0	$1,385,226	$1,308,558	0.02%	9.1

Explanatory Notes:
________________________________

(1)
March Junior Subordinated Notes bear interest at an annual rate of three month LIBOR plus 2.58% until maturity on October 30, 2035. Prior to April 30, 2015, these notes bore interest at an annual rate of 1%.

(2)	October Junior Subordinated Notes bear interest at an annual rate of three month LIBOR plus 3.50% and mature on October 30, 2035.

(3)
The Senior Notes bear interest at 8.5% and mature on October 30, 2025. As of January 1, 2016, the Company temporarily did not meet certain registration requirements under the indenture (and associated agreements) and incurred additional interest of 25 basis points per annum for the period ended March 31, 2016. Each 90 days thereafter interest will increase by 25 basis points (capped at 1% per annum) until cured. The Company has cured these conditions and expects the additional interest to end in July 2016.

(4)
The subordinated notes of the Consolidated CLOs do not have a stated interest rate and have been excluded from the calculation of the weighted average borrowing rate. As of March 31, 2016 and December 31, 2015, long-term debt of the Consolidated CLOs and other includes $151.7 million and $153.1 million of credit fund debt, respectively.

Covenants—Junior Subordinated Notes—The Junior Subordinated Notes contain certain restrictive covenants including a restricted payments covenant that restricts our ability to make distributions in respect of our equity securities, subject to a number of exceptions and conditions. These covenants also limit CIFC Corp.'s ability to make distributions to its related parties, including CIFC LLC.

Covenants—Senior Notes—On November 2, 2015, CIFC Corp. issued $40.0 million in aggregate principal amount of 8.5% unsecured senior notes due October 30, 2025 (the “Senior Notes”) that are guaranteed by CIFC LLC and certain subsidiaries. Under the terms of the related indenture, certain consolidated entities such as consolidated CLOs, Warehouses and Funds ("Investment Vehicles") do not guarantee the notes. Further, the indenture provides that so long as entities holding at least 90% of the Company’s consolidated total assets are guarantors, the Company may designate entities within its corporate structure as non-guarantor entities ("Unrestricted Entities" and together with Investment Vehicles, "Non-Guarantor"). The Senior Notes indenture contains certain restrictive covenants including a restricted payments covenant that restricts the Company's ability to make distributions in respect of our equity securities, subject to a number of exceptions and conditions.
Consolidated VIEs—Although we consolidate all the assets and liabilities of the Consolidated VIEs (including the Consolidated CLOs, warehouses and other investment products), our maximum exposure to loss is limited to our investments and beneficial interests in the Consolidated VIEs and the receivables of management fees from the Consolidated VIEs. All of these items are eliminated upon consolidation. The assets of each of the Consolidated VIEs are administered by the trustee of each fund solely as collateral to satisfy the obligations of the Consolidated VIEs. If we were to liquidate, the assets of the Consolidated VIEs would not be available to our general creditors, and, as a result, we do not consider them our assets. Additionally, the investors in the debt and residual interests of the Consolidated VIEs have no recourse to our general assets. Therefore, this debt is not our obligation.

Related Party Transactions

    DFR Holdings—As of March 31, 2016 and December 31, 2015, DFR Holdings owned approximately 18.8 million of our shares which was approximately 74% of our outstanding shares and 70% on a fully diluted basis (in each case including the Dissenting Shares ("Part 1. Item 1.   Condensed Consolidated Financial Statements and Notes (Unaudited)—Note 10" and "Subsequent Events" below). Accordingly, DFR Holdings received cash distributions from us (see "Part 1. Item 1.   Condensed Consolidated Financial Statements and Notes (Unaudited)—Note 10"). DFR Holdings also holds warrants which provide DFR Holdings the right to purchase 2.0 million voting common shares. These warrants are scheduled to expire on January 24, 2017.

Under the Company's consulting agreement with DFR Holdings, DFR Holdings provides CIFC with ongoing advisory services such as the participation in financial, tax and strategic planning/budgeting, investor interface, new product initiatives, fund raising and recruiting. During both the three months ended March 31, 2016 and 2015, the Company paid 2.0 million and expensed $0.5 million in connection with the consulting agreement.

In addition, pursuant to the Third Amended and Restated Stockholders Agreement with DFR Holdings dated December 2, 2013, the Company agreed to nominate to the Board six directors designated by DFR Holdings (the "DFR Designees"). The number of directors that can be designated by DFR Holdings will be reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it will lose the right to designate any director. During both the three months ended March 31, 2016 and 2015, the DFR Designees earned an aggregate $0.2 million related to their service as our directors.
Other—As of March 31, 2016 and December 31, 2015, a board member held $1.0 million of income notes in one of the Company's sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.
Funds—All CIFC general partner investments in credit funds are related party transactions ("Part 1. Item 1.   Condensed Consolidated Financial Statements and Notes (Unaudited)—Note 2"). As of March 31, 2016 and December 31, 2015, key employees and directors of CIFC (including related entities) invested an aggregate of $4.7 million in four CIFC managed funds. Key employees are not charged management or incentive fees, where applicable on their investment. Directors were charged management and/or incentive fees, where applicable, similar to certain other investors. For all periods presented in 2016 and 2015, these fees were de minimis.
Off-Balance Sheet Arrangements
As of March 31, 2016 and December 31, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2016 and 2015, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.
Subsequent Events
Subsequent to quarter end, our Board declared an aggregate cash distribution of $0.25 per share, composed of a $0.10 per share quarterly distribution and a $0.15 per share special distribution. The distribution will be paid on May 24, 2016 to shareholders of record as of the close of business on May 17, 2016.
On April 28, 2016, the Dissenting Shareholders filed an appraisal petition with the Delaware Court. The Dissenting Shareholders may (i) be paid the fair value of the Dissenting Shares as determined by the Delaware Courts or (ii) settle upon terms agreed to by the parties.
Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments in certain circumstances that affect amounts reported as assets, liabilities, revenues and expenses. We have established detailed policies and control procedures intended to ensure that valuation methods, including any judgments made as part of such methods, are well controlled, reviewed and applied consistently from period to period. We base our estimates on corporate and industry experience and various other assumptions that we believe to be appropriate under the circumstances.

A summary of our critical accounting estimates is included in our 2015 Annual Report, in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of March 31, 2016.

Recent Accounting Updates

For a discussion of the impact of new accounting pronouncements on our financial condition or results of operations, see "Part 1. Item 1.   Condensed Consolidated Financial Statements and Notes (Unaudited)—Note 3" of the Notes to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, we are not required to provide the information required by Item 3.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, with the participation of our management, including our Principal Executive Officers and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Principal Executive Officers and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Change in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting as of the end of the reporting period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls
There are inherent limitations in the effectiveness of any control system, including the potential for human error and the circumvention or overriding of the controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Principal Executive Officers and our Chief Financial Officer do not expect that our control system can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system for future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity's operating environment or deterioration in the degree of compliance with policies or procedures.

PART II. Other Information

Item 1.    Legal Proceedings

On April 28, 2016, Joseph A. Jolson, as Trustee on behalf of the Joseph A Jolson 1991 Trust, U/A 6/4/91, and Richard A. Jolson (together, the "Petitioners") filed a petition for appraisal (the "Petition") in the Court of Chancery of the State of Delaware against CIFC Corp. in connection with the Reorganization Transaction.  The case is captioned Jolson, et al. v. CIFC Corp., Civil Action No. 12275-VCMR.  According to the Petition, the Petitioners were the beneficial owners of an aggregate of 2,026,315 shares of CIFC Corp. common stock on the date the Reorganization Transaction was consummated.  The Petitioners have demanded and continue to demand an appraisal of their shares and payment of the fair value thereof under Delaware law, together with interest from the date of the Reorganization Transaction, costs and other appropriate relief.

In view of the inherent difficulty of predicting the outcome of such litigation, we cannot predict or reasonably estimate what the eventual outcome of the pending matter described above will be, what the timing of the ultimate resolution of this matter will be, or what any loss or range of loss related to the pending matter may be.

Item 1A.    Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I—Item 1A. Risk Factors of our 2015 Annual Report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The number and average prices of shares repurchased during the three months ended March 31, 2016 are set forth in the table below:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 1 - January 31, 2016	75,296	5.75	75,296	$3,780,854
February 1 - February 29, 2016	—	—	—	$3,780,854
March 1 - March 31, 2016	—	—	—	$3,780,854
Total	75,296	$5.75	75,296

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

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information.
None

Item 6.    Exhibits

Ex. No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.0
Financial statements from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) the Condensed Consolidated Statements of Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited) furnished herewith.

Explanatory Notes:
_________________________________________________________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIFC LLC
(Registrant)

Date:	May 9, 2016	By:	/s/ STEPHEN J. VACCARO
Stephen J. Vaccaro, Co-President
(Principal Executive Officer)

Date:	May 9, 2016	By:	/s/ OLIVER E. WRIEDT
Oliver E. Wriedt, Co-President
(Principal Executive Officer)

Date:	May 9, 2016	By:	/s/ RAHUL N. AGARWAL
Rahul N. Agarwal, Chief Financial Officer
(Principal Financial and Accounting Officer)