Form 10-Q
period 2016-06-30
CIFC LLC
filed 2016-08-15
CIK 1649709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

There were 23,624,014 shares of the registrant's common shares outstanding as of August 9, 2016. Total outstanding common shares excludes 2,026,315 common shares which are no longer outstanding due to an appraisal petition that was filed with the Delaware Court of Chancery on April 28, 2016.

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

PART I. Financial Information

Item 1.   Condensed Consolidated Financial Statements and Notes (Unaudited)

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$39,720	$57,968
Restricted cash and cash equivalents	1,694	1,694
Investments	94,483	70,696
Receivables	9,191	7,075
Prepaid and other assets	1,885	1,973
Deferred tax asset, net	41,585	44,425
Equipment and improvements, net	4,323	4,866
Intangible assets, net	4,682	6,857
Goodwill	76,000	76,000
Subtotal	273,563	271,554
Assets of Consolidated Entities:
Restricted cash and cash equivalents	116,771	94,018
Due from brokers	37,599	25,910
Investments	1,850,562	1,351,403
Receivables	5,306	4,109
Prepaid and other assets	167	209
Total assets of Consolidated Entities (1)	2,010,405	1,475,649
TOTAL ASSETS	$2,283,968	$1,747,203
LIABILITIES
Due to brokers	$2,253	$61
Accrued and other liabilities	27,912	18,397
Contingent liabilities	7,680	8,338
Long-term debt	156,313	156,161
Subtotal	194,158	182,957
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	91,347	71,603
Accrued and other liabilities	139	193
Interest payable	4,689	5,090
Long-term debt	1,814,256	1,308,558
Total Non-Recourse Liabilities of Consolidated Entities (1)	1,910,431	1,385,444
TOTAL LIABILITIES	2,104,589	1,568,401
EQUITY (Note 10)
Common shares, par value $0.001: 500,000,000 shares authorized, 23,499,979 and 25,314,756 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.	23	25
Additional paid-in capital	984,515	992,419
Retained earnings (deficit)	(813,249)	(821,491)
TOTAL CIFC LLC SHAREHOLDERS’ EQUITY	171,289	170,953
Noncontrolling interests in Consolidated Funds (Note 2)	8,090	7,849
TOTAL EQUITY	179,379	178,802
TOTAL LIABILITIES AND EQUITY	$2,283,968	$1,747,203

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

Included in the Company's Condensed Consolidated Balance Sheets are balances from Consolidated Variable Interest Entities ("Consolidated VIEs") (1). See Notes 2 and 4.

	June 30, 2016	December 31, 2015
	(In thousands)
ASSETS
Assets of Consolidated VIEs:
Restricted cash and cash equivalents	$116,771	$94,018
Due from brokers	37,599	25,910
Investments	1,850,562	1,351,403
Receivables	5,306	4,109
Prepaid and other assets	167	209
Total assets of Consolidated VIEs	$2,010,405	$1,475,649
LIABILITIES
Non-Recourse Liabilities of Consolidated VIEs:
Due to brokers	$91,347	$71,603
Accrued and other liabilities	139	193
Interest payable	4,689	5,090
Long-term debt	1,814,256	1,308,558
Total Non-Recourse Liabilities of Consolidated VIEs	$1,910,431	$1,385,444
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

   See notes to Condensed Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share and per share amounts)
Revenues
Management and incentive fees	$21,277	$20,598	$41,092	$42,212
Interest income from investments	1,162	2,227	2,095	4,834
Interest income - Consolidated Entities	24,809	3,035	43,799	5,791
Total net revenues	47,248	25,860	86,986	52,837

Expenses
Employee compensation and benefits	9,463	7,470	18,977	16,034
Share-based compensation	1,744	988	4,125	2,668
Professional services	1,685	1,795	3,757	3,722
General and administrative expenses	2,543	2,517	5,060	4,813
Depreciation and amortization	1,082	2,080	2,378	4,490
Impairment of intangible assets	—	462	531	742
Corporate interest expense	1,999	800	3,956	1,294
Expenses - Consolidated Entities	609	435	997	1,703
Interest expense - Consolidated Entities	11,601	923	20,022	1,667
Total expenses	30,726	17,470	59,803	37,133
Other Gain (Loss)
Net gain (loss) on investments	3,863	1,466	4,134	2,659
Net gain (loss) on contingent liabilities	150	(577)	(214)	(1,290)
Net gain (loss) on investments - Consolidated Entities	24,103	1,317	26,703	4,113
Net gain (loss) on liabilities - Consolidated Entities	(23,863)	(406)	(31,247)	(2,665)
Net gain (loss) on other investments and derivatives - Consolidated Entities	—	1,304	—	1,742
Net other gain (loss)	4,253	3,104	(624)	4,559
Income (loss) before income taxes	20,775	11,494	26,559	20,263
Income tax (expense) benefit	(2,868)	(9,828)	(4,146)	(12,915)
Net income (loss)	17,907	1,666	22,413	7,348
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	(322)	(563)	(324)	(817)
Net income (loss) attributable to CIFC LLC	$17,585	$1,103	$22,089	$6,531

Earnings (loss) per share (Note 11) —
Basic	$0.73	$0.04	$0.89	$0.26
Diluted	$0.68	$0.04	$0.85	$0.25
Weighted-average number of shares outstanding (Note 11)—
Basic	24,095,932	25,302,358	24,725,498	25,290,856
Diluted	25,760,974	26,431,680	25,963,108	26,504,030

Distributions declared per share	$0.25	$0.10	$0.59	$0.20

See notes to Condensed Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$17,907	$1,666	$22,413	$7,348
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	17,907	1,666	22,413	7,348
Comprehensive (income) loss attributable to noncontrolling interests in Consolidated Entities	(322)	(563)	(324)	(817)
Comprehensive income (loss) attributable to CIFC LLC	$17,585	$1,103	$22,089	$6,531

   See notes to Condensed Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Equity
(Unaudited)

	CIFC LLC Shareholders' Equity							Consolidated Entities (Note 2)
	Common Shares		Treasury Shares
	Shares Outstanding	Par Value	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Total CIFC LLC Shareholders' Equity	Noncontrolling Interests in Consolidated Funds	Appropriated retained earnings (deficit) of Consolidated VIEs	Total Shareholders' Equity
	(In thousands)
Balance—December 31, 2014	25,193	$25	(130)	$(914)	$988,904	$(811,695)	$176,320	$210,818	$134,764	$521,902
Deconsolidation of CLOs and funds on adoption of ASU 2015-02	—	—		—	—	—	—	(204,393)	(127,877)	(332,270)
Valuation of financial assets and liabilities of Consolidated CLOs on adoption of ASU 2014-13	—	—	—	—	—	—	—	—	(6,887)	(6,887)
Net income (loss)	—	—	—	—	—	6,531	6,531	817	—	7,348
Share-based compensation, net	157	—	—	—	2,404	—	2,404	—	—	2,404
Exercise of options	25	—	—	—	128	—	128	—	—	128
Repurchases of common shares	(3)	—	(3)	(21)	—	—	(21)	—	—	(21)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	16,100	—	16,100
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(970)	—	(970)
Distributions declared	—	—	—	—	—	(5,060)	(5,060)	—	—	(5,060)
Balance—June 30, 2015	25,372	$25	(133)	$(935)	$991,436	$(810,224)	$180,302	$22,372	$—	$202,674

Balance—December 31, 2015	25,315	$25	—	$—	$992,419	$(821,491)	$170,953	$7,849	$—	$178,802
Net income (loss)	—	—	—	—	—	22,089	22,089	324	—	22,413
Repurchases of common shares	—	—	(75)	(435)	—	—	(435)	—	—	(435)
Retirement of treasury stock	(75)	—	75	435	(435)	—	—	—	—	—
Share-based compensation, net	236	—	—	—	3,624	—	3,624	—	—	3,624
Exercise of options	50	—	—	—	212	—	212	—	—	212
Dissenting Shareholders (Note 10)	(2,026)	(2)	—	—	(11,305)	—	(11,307)	—	—	(11,307)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(83)	—	(83)
Distributions declared	—	—	—	—	—	(13,847)	(13,847)	—	—	(13,847)
Balance—June 30, 2016	23,500	$23	—	$—	$984,515	$(813,249)	$171,289	$8,090	$—	$179,379
See notes to Condensed Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,413	$7,348
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and other	152	45
Share-based compensation	4,125	2,668
Net (gain) loss on investments and contingent liabilities / other (gain) loss	(3,920)	(1,369)
Depreciation and amortization	2,378	4,490
Impairment of intangible assets	531	742
Deferred income tax expense (benefit)	2,840	7,425
Excess tax benefits from share-based payment arrangements	263	(7)
Consolidated Entities:
Net (gain) loss on investments	(26,703)	(4,113)
Net (gain) loss on liabilities	31,247	2,665
Net other (gain) loss	—	(1,742)
Changes in operating assets and liabilities:
Due from brokers	—	(62)
Receivables	(2,260)	(3,616)
Prepaid and other assets	88	(6)
Due to brokers	2,192	13,308
Accrued and other liabilities	(1,611)	(5,041)
Consolidated Entities:
Due from brokers	(667)	(1,182)
Purchase of investments	(406,538)	(244,892)
Sales of investments	375,057	142,864
Receivables	(42)	(595)
Due to brokers	11,280	37,569
Accrued and other liabilities	(153)	196
Interest payable	(2,639)	412
Net cash provided by (used in) operating activities	8,033	(42,893)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(71,610)	(48,592)
Sales of investments	46,722	58,705
Purchases of equipment and improvements	(192)	(619)
Consolidated Entities:
Change in restricted cash and cash equivalents	24,514	(51,109)
Net cash provided by (used in) investing activities	(566)	(41,615)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common shares	(435)	(21)
Distributions paid	(13,847)	(5,060)
Proceeds from the exercise of options	241	121
Payments for tax from the net delivery of restricted share units	(267)	(265)
Payments on contingent liabilities	(1,311)	(2,904)
Excess tax benefits from share-based payment arrangements	(263)	7
Consolidated Entities:
Contributions from noncontrolling interests	—	16,100
Distributions to noncontrolling interests	(83)	(970)
Proceeds from issuance of long-term debt	3,846	125,400
Payments made on long-term debt	(13,596)	(78,821)
Net cash provided by (used in) financing activities	(25,715)	53,587
Net increase (decrease) in cash and cash equivalents	(18,248)	(30,921)
Cash and cash equivalents at beginning of period	57,968	59,290
Cash and cash equivalents at end of period	$39,720	$28,369

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$3,699	$953
Net cash paid for income taxes	$4,620	$8,000
Consolidated Entities:
Cash paid for interest	$42,601	$2,656

Non-cash disclosures:
Dissenting Shareholders (Note 10)	$11,305	$—
Exercise of share options and RSUs	$259	$311
Consolidated Entities:
Consolidation of net assets	$13,696	$—
Deconsolidation of net assets	$(8,236)	$(22,578)
Non-cash settlement of interest receivables with increases in principal	$31	$89

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
On December 31, 2015, CIFC Corp., the Company's former publicly traded entity, completed a series of transactions (the "Reorganization Transaction") to become a subsidiary of CIFC LLC, the current publicly traded entity. The series of transactions changed the Company's top-level form of organization from a corporation to a limited liability company. As of January 1, 2016, the Company is taxed as a partnership.
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

The Company has three primary sources of revenue: management fees, incentive fees and investment income. Management fees are generally earned based on a percentage of AUM of the Funds. Incentive fees are earned based on the performance of the Funds. Investment income represents interest income and realized/unrealized gains and losses on investments in the products sponsored by the Company and third parties.

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

In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Such operating results may not be indicative of the expected results for any other interim periods or the entire year.

The Reorganization Transaction was a transaction between entities under common control; therefore, the prior year comparative Condensed Consolidated Financial Statements include the Consolidated Balance Sheet, Statement of Operations, Comprehensive Income (Loss), Equity and Cash Flows as of December 31, 2015 and for the three and six months ended June 30, 2015 of CIFC Corp. Further, certain prior year amounts in the Condensed Consolidated Financial Statements and the related notes have been reclassified to conform to current period presentation. During late 2015, we adopted certain Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board (FASB) such as the deconsolidation of certain CLOs and Funds (or ASU 2015-02) and the valuation of financial assets and liabilities of Consolidated CLOs (or ASU 2014-13) which were applied on a modified retroactive basis. As such, the Condensed Consolidated Financial Statements and the related notes for the three and six months ended June 30, 2015 have been re-presented to reflect the impact of these adoptions (see the 2015 Annual Report). In addition, other reclassified items include a detailed break-out of line items previously included within Net results of Consolidated Entities on the Condensed Consolidated Statements of Operations as well as Contributions from and Distributions to noncontrolling interests on the Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Equity.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Principles of Consolidation—The Condensed Consolidated Financial Statements include the financial statements of CIFC and its wholly owned subsidiaries, the entities in which the Company has a controlling interest ("Consolidated Funds") and VIEs for which the Company is deemed to be the primary beneficiary (together with Consolidated Funds and VIEs, the "Consolidated Entities").

All intercompany balances and transactions have been eliminated upon consolidation. This consolidation, particularly with respect to the Consolidated Entities, significantly impacts the Company's Condensed Consolidated Financial Statements.

Consolidated Entities—Consolidated Entities includes the operating results of the Consolidated Funds and the Consolidated VIEs. As of June 30, 2016 and December 31, 2015, the Company held $91.5 million and $81.8 million of investments in its Consolidated Entities, respectively.

Consolidated VIEs—The Company consolidates variable interest entities in which it is deemed the primary beneficiary. These Consolidated VIEs generally include certain CLOs (collectively, the "Consolidated CLOs"), warehouses, loan investment products, and other similar legal entities.

The Company holds interests in and manages an open-end credit fund that invests primarily in second-lien loans. The Company consolidated the fund as it was deemed the primary beneficiary. As the investment manager, the Company cannot be removed and held a significant financial interest in the fund. As of June 30, 2016 and December 31, 2015, the Company held an investment of $35.0 million and $33.2 million, respectively, and the limited partners held $8.1 million and $7.8 million, respectively, which is reported in "Noncontrolling interests in Consolidated Funds" on the Condensed Consolidated Balance Sheet.

As of June 30, 2016 and December 31, 2015, the Company consolidated 3 CLOs and 2 credit funds and 2 CLOs and 2 credit funds, respectively. During the three and six months ended June 30, 2016, the Company purchased and sold residual interests in certain of its managed CLOs. As a result of these transactions, the Company deemed the expected potential returns on 2 CLOs potentially significant while 1 CLO was no longer potentially significant. As such, during the three and six months ended June 30, 2016, we consolidated 2 additional managed CLOs and deconsolidated 1 managed CLO. During the three and six months ended June 30, 2016, the Company consolidated 4 CLOs (of which 1 was deconsolidated as of June 30, 2016). During the three and six months ended June 30, 2015, the Company consolidated 1 CLO, 2 credit funds and 1 warehouse.

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

As of June 30, 2016 and December 31, 2015, the Company did not consolidate any warehouses. As of June 30, 2016, the Company held variable interests in 2 warehouses for which it was not deemed to be the primary beneficiary.

Unconsolidated VOEs—The Company holds interests in and manages two closed-end structured credit funds that invest primarily in CLOs and warehouses. As of June 30, 2016 and December 31, 2015, the aggregate carrying value of the Company's investments, as the general partner of these funds, was $17.6 million and $26.0 million, respectively. The limited partners of the Funds may remove the general partner's presumption of control, and as such, the Company did not consolidate these Funds. The Company's investments in these Funds is recorded in "Investments" on the Company's Condensed Consolidated Balance Sheets.

Unconsolidated VIEs—The Company holds interests in and manages an open-end credit fund that invests in performing U.S. SSCLs to provide capital appreciation and risk-adjusted returns to its investors. The Company does not consolidate this fund as it does not have a significant financial interest in the fund and was not deemed the primary beneficiary of the fund. As of June 30, 2016 and December 31, 2015, the carrying value of the Company's investment, as the general partner of this fund, was $5.6 million and $5.4 million, respectively.

As of June 30, 2016, the Company had variable interests in 25 CLOs, 8 CDOs, and 2 Non-CLO products, which the Company managed, that were not consolidated (collectively the "Unconsolidated VIEs") as the Company was not deemed to be the primary beneficiary. As of December 31, 2015, the Company's unconsolidated VIEs included 28 CLOs, 8 CDOs and 2 Non-CLO products.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company's maximum exposure to loss on Unconsolidated VIEs includes its investment, management fee receivables and future management fees collectible by the Company. As of June 30, 2016 and December 31, 2015 the Company invested $70.3 million and $29.0 million, respectively, in Unconsolidated VIEs and the Company's management fee receivables were $3.9 million and $4.1 million, respectively.

Note 3—Summary of Significant Accounting Policies and Recent Accounting Updates

As of June 30, 2016, the Company's significant accounting policies, which are detailed in the 2015 Annual Report have not changed materially.

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

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the Company's total maximum exposure to loss on these Consolidated VIEs, as follows (1):

	June 30, 2016	December 31, 2015
	(In thousands)
Maximum exposure to loss:
Investments and beneficial interests (2)	$91,474	$81,752
Receivables	410	605
Total maximum exposure to loss	$91,884	$82,357

Explanatory Notes:
________________________________

(1)	In addition, exposure to loss includes future management fees on the Consolidated VIEs, which are not included in the table.

(2)	Investments made in our Consolidated VIEs are eliminated in consolidation.

Note 5—Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair Value Hierarchy—The following table summarizes the assets and liabilities carried at fair value on a recurring basis, by class and level:

	June 30, 2016					December 31, 2015
	Level 1	Level 2	Level 3	NAV	Estimated Fair Value	Level 1	Level 2	Level 3	NAV	Estimated Fair Value
	(In thousands)					(In thousands)
Assets
Investments:
Credit Funds	$—	$—	$—	$23,174	$23,174	$—	$—	$—	$31,411	$31,411
Warehouses	—	—	44,990	—	44,990	—	—	—	—	—
Structured products & other	—	1,857	24,462	—	26,319	—	1,768	37,517	—	39,285
Subtotal	—	1,857	69,452	23,174	94,483	—	1,768	37,517	31,411	70,696
Consolidated Entities:
Loans (1)	—	1,422,493	426,967	—	1,849,460	—	1,067,539	281,868	—	1,349,407
Structured products & other	—	781	321	—	1,102	—	840	1,156	—	1,996
Total Consolidated Entities	—	1,423,274	427,288	—	1,850,562	—	1,068,379	283,024	—	1,351,403
Total Assets	$—	$1,425,131	$496,740	$23,174	$1,945,045	$—	$1,070,147	$320,541	$31,411	$1,422,099
Liabilities
Contingent liabilities	$—	$—	$7,680	$—	$7,680	$—	$—	$8,338	$—	$8,338
Total Liabilities	$—	$—	$7,680	$—	$7,680	$—	$—	$8,338	$—	$8,338

Explanatory Note:
______________________________

(1)	As of June 30, 2016 and December 31, 2015, the total aggregate unpaid principal balance of loans was $1.9 billion and $1.4 billion, respectively. See Note 9 for total contractual principal amounts.

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

	Level 3 Financial Assets
	For the Three Months Ended June 30, 2016
	Investments			Investment Assets of Consolidated Entities
	Structured Products & Other	Warehouses	Total	Loans	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$43,812	$—	$43,812	$292,559	$1,118	$293,677
Transfers into Level 3 (1)	—	—	—	107,361	—	107,361
Transfers out of Level 3 (2)	—	—	—	(109,269)	—	(109,269)
Transfers in(out) due to consolidation or acquisition	(23,443)	—	(23,443)	205,361	—	205,361
Transfers out due to deconsolidation	—	—	—	(75,327)	—	(75,327)
Net realized/unrealized gains (losses)	2,263	868	3,131	3,018	14	3,032
Purchases	19,398	44,122	63,520	28,515	—	28,515
Sales	(15,973)	—	(15,973)	(12,083)	(811)	(12,894)
Settlements	(1,595)	—	(1,595)	(13,168)	—	(13,168)
Estimated fair value, end of period	$24,462	$44,990	$69,452	$426,967	$321	$427,288
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$275	$868	$1,143	$5,383	$(5)	$5,378

	For the Six Months Ended June 30, 2016
	Investments			Investment Assets of Consolidated Entities
	Structured Products & Other	Warehouses	Total	Loans	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$37,517	$—	$37,517	$281,868	$1,156	$283,024
Transfers into Level 3 (1)	—	—	—	202,783	—	202,783
Transfers out of Level 3 (2)	—	—	—	(193,820)	—	(193,820)
Transfers in(out) due to consolidation or acquisition	(23,443)	—	(23,443)	205,361	—	205,361
Transfers out due to deconsolidation	—	—	—	(75,327)	—	(75,327)
Net realized/unrealized gains (losses)	954	868	1,822	2,085	(25)	2,060
Purchases	35,120	44,122	79,242	52,991	—	52,991
Sales	(23,973)	—	(23,973)	(21,982)	(810)	(22,792)
Settlements	(1,713)	—	(1,713)	(26,992)	—	(26,992)
Estimated fair value, end of period	$24,462	$44,990	$69,452	$426,967	$321	$427,288
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$1,142	$868	$2,010	$5,383	$(5)	$5,378

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For the Three Months Ended June 30, 2015
	Investments			Investment Assets of Consolidated Entities
	Loans	Structured Products & Other	Total	Loans	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$967	$32,863	$33,830	$44,983	$4,677	$49,660
Transfers into Level 3 (1)	—	—	—	8,193	—	8,193
Transfers out of Level 3 (2) (3)	—	—	—	(1,351)	(1,803)	(3,154)
Net realized/unrealized gains (losses) (3)	27	444	471	(1,121)	308	(813)
Purchases (3)	2,971	33,570	36,541	90,070	1,554	91,624
Sales (3)	(1,971)	(23,438)	(25,409)	(59,504)	(1,242)	(60,746)
Settlements (3)	—	—	—	(8,118)	—	(8,118)
Estimated fair value, end of period	$1,994	$43,439	$45,433	$73,152	$3,494	$76,646
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$27	$372	$399	$(194)	$(10)	$(204)

	For the Six Months Ended June 30, 2015
	Investments			Investment Assets of Consolidated Entities
	Loans	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$967	$7,604	$8,571	$2,517,887	$478	$69,973	$2,588,338
Transfers into Level 3 (1)	—	—	—	10,520	—	—	10,520
Transfers out of Level 3 (2) (3)	—	—	—	(9,828)	—	(1,803)	(11,631)
Transfers in (out) due to deconsolidation (3)	—	23,614	23,614	(2,476,625)	(478)	(67,383)	(2,544,486)
Net realized/unrealized gains (losses) (3)	27	247	274	(624)	—	207	(417)
Purchases (3)	2,971	40,708	43,679	116,713	—	3,742	120,455
Sales (3)	(1,971)	(28,734)	(30,705)	(70,841)	—	(1,242)	(72,083)
Settlements (3)	—	—	—	(14,050)	—	—	(14,050)
Estimated fair value, end of period	$1,994	$43,439	$45,433	$73,152	$—	$3,494	$76,646
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$1	$3	$4	$(194)	$—	$(10)	$(204)

Explanatory Notes:
______________________________

(1)
Transfers in represent investments currently valued by a third-party pricing service using composite prices determined using less than two quotes, an internally developed pricing model or broker quotes and that were previously marked by a third-party pricing service using composite prices determined from two or more quotes.

(2)
Transfers out represent investments previously valued by an internally developed pricing model, broker quotes, or a third-party pricing service using composite prices determined using less than two quotes and are now being marked by a third-party pricing service using composite prices determined from two or more quotes.

(3)
The adoption of ASU 2015-02 was applied on a modified retrospective basis. Transfers out, net realized/unrealized gains (losses), purchases, sales and settlements for the three and six months ended June 30, 2015 reflect the deconsolidation of CLOs as of January 1, 2015.

	For the Three Months Ended June 30,
	2016	2015
	Contingent Liabilities
	(In thousands)
Estimated fair value, beginning of period	$8,142	$11,823
Net realized/unrealized (gains) losses	(150)	577
Settlements	(312)	(1,346)
Estimated fair value, end of period	$7,680	$11,054
Change in Net realized/unrealized (gains) losses for the period for the liabilities outstanding as of the end of the period	$150	$(577)

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For the Six Months Ended June 30, 2016		For the Six Months Ended June 30, 2015
	Contingent Liabilities	Total	Contingent Liabilities	Long-term Debt of Consolidated Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$8,338	$8,338	$12,668	$12,049,034	$12,061,702
Transfer in (out) due to consolidation (2)(3)	—	—	—	(12,049,034)	(12,049,034)
Net realized/unrealized (gains) losses (2)	214	214	1,290		1,290
Settlements (2)(4)	(872)	(872)	(2,904)		(2,904)
Estimated fair value, end of period	$7,680	$7,680	$11,054	$—	$11,054
Change in unrealized (gains) losses for the period for the liabilities outstanding as of the end of the period	$(214)	$(214)	$(1,290)	$—	$(1,290)

Explanatory Notes:
__________________________

(1)
Represents the Company's sales of its residual interests in the Consolidated CLOs. The sale removes the requirement to consolidate the CLOs, therefore, debt and/or subordinated notes of the CLOs are no longer eliminated in consolidation.

(2)
The adoption of ASU 2015-02 was applied on a modified retrospective basis. Transfers out, net realized/unrealized gains (losses), purchases, sales and settlements for the three and six months ended June 30, 2015 reflect the deconsolidation of CLOs as of January 1, 2015.

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

Credit Funds—Amounts include the Company's investment in unconsolidated credit funds where the Company co-invests with third-party investors. The fair value of investments in credit funds are generally determined based on the Company's proportionate share of the net asset value ("NAV") of the fund. Investors in the Company’s open-ended credit funds may redeem their interests, at any time, within 30 days after notice. Investors in the Company’s closed-end credit funds generally cannot redeem. The Company estimates that closed-end funds are expected to liquidate over 2.5 to 6.3 years. The Company has no unfunded commitments in its open-ended and closed-end credit funds. The Company's investments in credit funds have been excluded from the fair value hierarchy table.

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

Warehouses—Warehouse investments consist of investments in loans using leverage from a third-party financial institution. Loans are generally valued via a third-party pricing service. The quoted value represents a composite of the mid-point in the bid-ask spread of broker quotes or, in circumstances where broker quotes are unavailable, the value is based on the composite price of a different tranche of the same or similar security. Calculation of fair value on warehouse investments is based on the quoted mid-price of the underlying securities less the associated warehouse debt and accrued expenses, including interest expense. However, market participants may use different assumptions to price the warehouse investments; accordingly, warehouse investments are classified as Level 3 within the fair value hierarchy.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Quantitative Information about Level 3 Assets & Liabilities

The disclosure provided below provides quantitative information about the significant unobservable inputs used in the valuation of the contingent liabilities of Legacy CLOs (see Note 8).

	June 30, 2016			June 30, 2016	December 31, 2015	Impact of Increase in Input on Fair Value Measurement (1)
Financial Liabilities	Fair Value (In thousands)	Valuation Technique	Significant Unobservable Input	Range	Range
Contingent Liabilities	$7,680	Discounted cash flows	Discount rate (2)	7.5%-13.0%	6.7%-12.0%	Decrease
			Default rate (3)	2.0%	2.0%	Decrease
			Recovery rate (3)	70%	70%	Increase
			Pre-payment rate (3)	25%	40%	Decrease
			Reinvestment spread of assets above LIBOR	3.3%-4.0%	3.0-3.8%	Increase
			Reinvestment price of assets	100.0	100.0	Increase

Explanatory Notes:
____________________________

(1)	The impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

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

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities

The Company has not elected the fair value option for certain financial liabilities. A summary of the carrying value and estimated fair value of those liabilities are as follows:

	As of June 30, 2016		As of December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial liabilities:
Long-term debt:
Junior Subordinated Notes (1)	$118,304	$52,199	$118,259	$57,371
Senior Notes (2)	$38,009	$40,468	$37,902	$40,000

Explanatory Note:
________________________________

(1)
The Junior Subordinated Notes include both the March and October Junior Subordinated Notes (Note 9). The estimated fair values were determined using a discounted cash flow model which utilizes significant unobservable inputs, including discount rates, yield and forward LIBOR curve assumptions.  This methodology is classified as Level 3 within the fair value hierarchy.

(2)
On November 2, 2015, the Company issued $40.0 million par value of Senior Notes which are publicly registered. The estimated fair value was determined using a discounted cash flow valuation model, utilizing significant unobservable inputs such as a discount rate and credit spread over the BB High Yield Index. As the unobservable inputs in isolation can cause significant increases or decreases in fair value, this methodology is classified as Level 3 within the fair value hierarchy.

The carrying value of all of the following approximate the fair value of the financial instruments and are considered Level 1 in the fair value hierarchy: cash and cash equivalents, restricted cash and cash equivalents, receivables and due to brokers. In addition, amounts in the Consolidated Entities related to restricted cash and cash equivalents, due from brokers, receivables and due to brokers also approximate the fair value of the instruments and are all considered Level 1 in the fair value hierarchy.

Investments of the Consolidated Entities are diversified over multiple industries. In addition, applicable agreements governing CLOs and warehouses outline industry concentration limits. Management does not believe the Company has any significant concentration risks.

Note 6—Derivative Instruments and Hedging Activities

Total Return Swap—During the six months ended June 30, 2015, the Company, through a warehouse SPV, entered into a TRS agreement with a third-party bank, in lieu of financing. Under the TRS agreement, the Company received the income on the reference obligations (including gains on terminated reference obligations) and paid the counterparty an amount equal to three month LIBOR plus a margin on the outstanding notional amount of the reference obligations and losses on terminated reference obligations. The Company also consolidated this warehouse SPV as it was a VIE in which the Company was deemed the primary beneficiary (Note 2). During the year ended December 31, 2015 the warehouse agreement was terminated in conjunction with the issuance of a CLO.

Net gain (loss) related to other derivative instruments for the three and six months ended June 30, 2016 was deminimus and, for the three and six months ended June 30, 2015, the Company recognized net gain (loss) of $1.3 million and $1.7 million, respectively, related to the TRS agreement.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7—Intangible Assets

Intangible assets are comprised of the following:

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (2)	Net Carrying Amount
	(In years)	(In thousands)
June 30, 2016:
Investment management contracts	1.8	$40,405	$37,972	$2,433
Referral arrangement	3.3	3,810	2,476	1,334
Non-compete agreements	1.8	1,284	963	321
Trade name	4.8	1,250	656	594
Total intangible assets		$46,749	$42,067	$4,682
December 31, 2015:
Investment management contracts	2.4	$71,113	$67,040	$4,073
Referral arrangement	3.8	3,810	2,096	1,714
Non-compete agreements	2.2	1,535	1,122	413
Trade name	5.2	1,250	593	657
Total intangible assets		$77,708	$70,851	$6,857

Explanatory Notes:
_________________________________

(1)	Gross carrying amounts as of June 30, 2016 have been reduced to reflect fully impaired and amortized assets.

(2)
The Company recorded amortization expense on its intangible assets of $0.7 million and $1.6 million for the three and six months ended June 30, 2016, respectively, and $1.7 million and $3.8 million for the three and six months ended June 30, 2015, respectively.

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
2016 (six months remaining)	$940
2017	1,726
2018	1,449
2019	411
2020	125
Thereafter	31
$4,682

The Company received notice from holders of certain CLOs exercising their right to call the CLOs for redemption. As a result of these calls, the Company recorded impairment charges of $0.5 million for the three and six months ended June 30, 2016 and $0.5 million and $0.7 million for the three and six and months ended June 30, 2015, respectively, to fully impair intangible assets associated with these management contracts.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8—Contingent Liabilities

Contingent Liabilities—In addition to the consideration paid in connection with the merger with Commercial Industrial Finance Corp. ("Legacy CIFC") (the "Merger"), the Company was required to pay CIFC Parent Holdings LLC ("CIFC Parent") a portion of incentive fees earned on six CLOs managed by CIFC Asset Management LLC (the "Legacy CIFC CLOs"). The terms of these payments were as follows: (i) the first $15.0 million of incentive fees received (which was fulfilled in 2013), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CIFC CLOs by the combined company over ten years from April 13, 2011 (the "Merger Closing Date") and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Merger Closing Date. The Company made total payments of $0.3 million and $1.3 million for the three and six months ended June 30, 2016, respectively, and $0.8 million and $1.8 million for the three and six months ended June 30, 2015, respectively, related to these contingent liabilities. As of June 30, 2016, there are no remaining payments under item (i) and the Company made cumulative payments of $16.9 million under (ii) to date.

In addition, the Company also assumed contingent liabilities during the Merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree Investment Management, LLC ("CypressTree") in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain management fees from the CypressTree CLOs. These fixed percentages vary by CLO. The minimum fixed percentage was 39% since July 2013. As of June 30, 2016, there were no payments due. During the three and six months ended June 30, 2015, the Company made its final payments of $0.6 million and $1.1 million, respectively, satisfying its contingent obligation.

Note 9—Long-Term Debt

The following table summarizes the long-term debt:

	June 30, 2016				December 31, 2015
	Par	Carrying Value	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Par	Carrying Value	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)			(In years)	(In thousands)			(In years)
Recourse Debt:
March Junior Subordinated Notes (1)	$95,000	$93,496	3.22%	19.3	$95,000	$93,456	2.90%	19.8
October Junior Subordinated Notes (2)	25,000	24,808	4.14%	19.3	25,000	24,803	3.82%	19.8
Senior Notes (3)	40,000	38,009	8.50%	9.3	40,000	37,902	8.50%	9.8
Total Recourse Debt	$160,000	$156,313	4.68%	16.3	$160,000	$156,161	4.44%	17.3

Non-Recourse Consolidated Entities' debt:
Consolidated CLOs and Other (4)	$1,890,174	$1,814,256	0.03%	8.3	$1,385,226	$1,308,558	0.02%	9.1
Total Non-recourse Debt	$1,890,174	$1,814,256	0.03%	8.3	$1,385,226	$1,308,558	0.02%	9.1

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

(3)
The Senior Notes bear interest at 8.5% and mature on October 30, 2025. As of January 1, 2016, the Company temporarily did not meet certain registration requirements under the indenture (and associated agreements) and incurred additional interest of 25 and 50 basis points per annum for the three and six months ended June 30, 2016, respectively. On July 19, 2016, the Company cured these conditions and the additional interest will no longer apply.

(4)
The subordinated notes of the Consolidated CLOs do not have a stated interest rate and have been excluded from the calculation of the weighted average borrowing rate. As of June 30, 2016 and December 31, 2015, long-term debt of the Consolidated CLOs and Other includes $151.7 million and $153.1 million of credit fund debt, respectively.

Non-Recourse Consolidated Entities' Debt—The debt and equity holders only have recourse to the total assets of the respective Consolidated Entity's assets.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Entities— During the six months ended June 30, 2016, the Company consolidated 4 CLOs (of which one was deconsolidated as of June 30, 2016) and 2 credit funds (Note 2). The Consolidated Entities distributed $12.2 million to the holders of their subordinated notes.
During the three and six months ended June 30, 2015, the Company consolidated 1 CLO, 2 credit funds and 1 warehouse. The Consolidated Entities paid down $26.4 million of their outstanding debt, made net borrowings under revolving credit facilities of $74.4 million and distributed $1.4 million to the holders of their subordinated notes.
The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $1.8 billion and $1.2 billion as of June 30, 2016 and December 31, 2015, respectively.
Note 10—Equity

Common Shares— The Company declared aggregate distributions of $0.25 and $0.59 per common share for the three and six months ended June 30, 2016, respectively, and $0.10 and $0.20 per common share for the three and six months ended June 30, 2015, respectively.
On April 28, 2016, in connection with the Reorganization Transaction, two holders of record (the “Dissenting Shareholders”) with a total of 2,026,315 shares of common stock of CIFC Corp. (“Dissenting Shares”) filed petitions for appraisal with the Delaware Court of Chancery ("Delaware Court"). The Dissenting Shareholders will be entitled to receive a cash amount from CIFC Corp. equal to the fair value of the Dissenting Shares as of December 31, 2015, as determined by the Delaware Court. The Company recorded a liability of $11.3 million based on the closing stock price as of December 31, 2015. The accrued expense is based on management's best estimate of the value of the Dissenting Shares, and there can be no assurance that the amounts accrued will be the same amount determined by the Delaware Court. Further, the Dissenting Shareholders were no longer entitled to dividends declared after December 31, 2015.
Treasury Share/Share Repurchases—During the six months ended June 30, 2016, the Company repurchased 75,296 common shares in open-market transactions for an aggregate cost (including transaction costs) of $0.4 million with an average price per share of $5.75. The Board authorized the constructive retirement of all of these shares and the cost of these shares was reclassified from Treasury shares to Additional paid-in capital on the Condensed Consolidated Balance Sheet. During both the three and six months ended June 30, 2015, the Company repurchased 2,847 common shares in open-market transactions for an aggregate cost (including transaction costs) of $20,555 with an average price per share of $7.22. As of June 30, 2016, the Company was authorized to repurchase up to $3.8 million of its common shares under the share repurchase program.

Share-based Compensation— As of June 30, 2016, there was $13.7 million of estimated unrecognized compensation expense related to unvested share options and Restricted Stock Unit ("RSU") awards, net of estimated forfeitures. The remaining weighted average vesting periods of share options and RSUs are 0.21 years and 2.53 years, respectively.

Share Options—The following table summarizes certain share options activity:

	Number of Shares Underlying Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2015	3,285,313	$6.69	4.64	$788
Exercised (1)	(50,000)	$4.83
Outstanding at June 30, 2016	3,235,313	$6.72	4.18	$2,619
Exercisable at June 30, 2016	3,020,793	$6.59	3.95	$2,618
Vested and Expected to vest at June 30, 2016 (2)	3,223,368	$6.71	4.17	$2,619

Explanatory Notes:
________________________________

(1)	During the six months ended June 30, 2016 and 2015, the total intrinsic value of options exercised was $33.5 thousand and $78.3 thousand, respectively.

(2)	Includes a reduction to outstanding options at period end for expected forfeiture rate over the life of the options.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

RSUs—For RSU awards that were not entitled to distribution equivalent rights, the fair value of the awards was determined using the Company's grant date common share price less the present value of the expected distributions forgone during the vesting period. For RSU awards that were entitled to distribution equivalent rights, the fair value of the awards was determined using the Company's grant date common share price.

During the six months ended June 30, 2016 the Company granted to executives, employees and directors 1,190,215 RSUs. These awards generally vest over 3 years, with 33% vesting at the end of the grant year and the remainder of the award vesting ratably on a quarterly basis for the remaining 2 years (until the last vesting date as stated in the award agreement). The awards include RSUs with performance conditions that affect the number of shares granted. As such, for the three and six months ended June 30, 2016, total shares granted and compensation expense recognized were based on a determination of the most probable outcome of the performance conditions.

The following table summarizes restricted share unit activity:

	For the Six Months Ended June 30, 2016	Weighted Average Grant Date Fair Value
Restricted share units outstanding, beginning of period	2,033,510	$7.69
Granted (1)(2)	1,190,215	$5.84
Vested	(268,723)	$8.06
Forfeited (3)	(8,193)	$7.63
Restricted share units outstanding, end of period	2,946,809	$6.67

Explanatory Notes:
_________________________________

(1)	Weighted average grant date fair value excludes 360,000 of performance based RSUs for which performance hurdles will be determined in the future.

(2)	Shareholder approval is required to increase the number of shares available under the Company’s 2011 Stock and Incentive Plan to accommodate these new grants.

(3)	The forfeited share-based awards are returned to the grant pool for reissuance under the 2011 Stock Plan.

Note 11 —Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income (loss) attributable to the Company - basic & diluted	$17,585	$1,103	$22,089	$6,531

Weighted-average shares - basic (1)	24,096	25,302	24,725	25,291
Share options (2)	423	649	353	673
Warrants	665	351	511	406
Unvested RSUs	577	130	374	134
Weighted-average shares - diluted (1)	25,761	26,432	25,963	26,504

Earnings (loss) per share
Basic (1)	$0.73	$0.04	$0.89	$0.26
Diluted (1)	$0.68	$0.04	$0.85	$0.25

Explanatory Notes:
________________________________

(1)
Weighted-average number of shares outstanding basic and diluted excludes Dissenting Shares as of April 28, 2016 (Note 10). Excluding the Dissenting Shares as of January 1, 2016 (Reorganization Transaction), total weighted average shares basic and diluted for the three months ended June 30, 2016, would be 23,472,450 and 25,137,491, respectively, and earnings per share basic and diluted would be $0.75 and $0.70, respectively and for the six months ended June 30, 2016, would be 23,400,600 and 24,638,209, respectively, and earnings per share basic and diluted would be $0.94 and $0.90, respectively (Note 10).

(2)
For both the three and six months ended June 30, 2016 and June 30, 2015, the Company excluded anti-dilutive share options from the calculation of diluted EPS of $1.9 million and $0.8 million, respectively.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 12—Income Taxes

As a result of the Reorganization Transaction, investment income earned by the Company is not subject to tax at the entity level. The difference between the statutory tax rate and the effective tax rate, as well as the change in the effective tax rate compared to the prior year, was primarily attributable to the Reorganization Transaction and to income (loss) from non-controlling interests of Consolidated VIEs. The income (loss) from non-controlling interests of Consolidated VIEs are included in book income (loss) before income taxes but are not taxable income (loss) to the Company. During the six months ended June 30, 2015, the Company recorded a non-recurring tax expense of approximately $6.3 million attributable to the write-down of deferred tax assets impacted by the New York City law change.

The following table summarizes the Company's tax provision:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Income (loss) before income taxes	$20,775	$11,494	$26,559	$20,263
Income tax expense	$2,868	$9,828	$4,146	$12,915
Effective income tax rate (1)	13.8%	85.5%	15.6%	63.7%

Explanatory Note:
________________________________

(1)
During 2015, the Company adopted new accounting standards that impacted Income (loss) before income taxes for the three and six months ended June 30, 2015 (Note 2). The change has resulted in the change of the Company's effective income tax rate. In addition, deferred income tax expense (benefit) was $1.5 million and $2.8 million for the three and six months ended June 30, 2016, respectively, and $7.6 million and $7.4 million for the three and six months ended June 30, 2015, respectively.

During the three and six months ended June 30, 2016, there were no material changes to the Company’s uncertain tax positions and the Company believes there will be no significant increases or decreases to the uncertain tax positions within 12 months of the reporting date.

Note 13—Related Party Transactions

DFR Holdings—As of June 30, 2016 and December 31, 2015, DFR Holdings LLC ("DFR Holdings") owned approximately 18.8 million of the Company’s shares, which was approximately 80% of the Company's outstanding shares and 70% on a fully diluted basis (in each case excluding the Dissenting Shares as of January 1, 2016 - Notes 10 & 11). Accordingly, related party transactions include cash distributions received from the Company (Note 10) from the shares held. In addition, DFR Holdings also holds warrants that provide DFR Holdings the right to purchase 2.0 million voting common shares. These warrants are scheduled to expire on January 24, 2017.

Under the Company's consulting agreement with DFR Holdings, DFR Holdings provides CIFC with ongoing advisory services such as the participation in financial, tax and strategic planning/budgeting, investor interface, new product initiatives, fund raising and recruiting. During the six months ended June 30, 2016, the Company paid $2.0 million in connection with the consulting agreement and expensed $0.5 million and $1.0 million, for the both three and six months ended June 30, 2016 and 2015, respectively.

In addition, pursuant to the Third Amended and Restated Stockholders Agreement with DFR Holdings dated December 2, 2013, the Company agreed to nominate to the Company's Board of Directors six directors designated by DFR Holdings (the "DFR Designees"). The DFR Designees will be reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it will lose the right to designate any director. The DFR Designees earned an aggregate of $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2015, respectively, related to their service as directors of CIFC.
Other—As of June 30, 2016 and December 31, 2015, a board member held $1.0 million of income notes in one of the Company's sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Funds—All CIFC investments in credit funds are related party transactions (Note 2). As of June 30, 2016 and December 31, 2015, key employees and directors of the Company (including related entities) invested an aggregate of $3.2 million and $4.7 million, respectively, in four CIFC managed Funds. Key employees are not charged management or incentive fees, where applicable, on their investments. Directors were charged management and/or incentive fees, where applicable, similar to certain other investors. For all periods presented in 2016 and 2015, these fees were de minimis.

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
Lease Commitments—During both the three and six months ended June 30, 2016 and 2015, total occupancy expense was $0.4 million and $0.8 million, respectively.
Unfunded Loan Commitments— Certain of the Consolidated Entities have assets which include delayed draw term loans and unfunded revolvers. Unfunded loan commitments represent the estimated fair value of those delayed draw term loans and unfunded revolvers. As of June 30, 2016 and December 31, 2015, the Consolidated Entities had unfunded loan commitments of $0.1 million and $1.0 million, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation.

Note 15—Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under the Company's Senior Notes

CIFC Corp. issued Senior Notes which are publicly registered notes. As such, the Company is required to present condensed consolidating financial information for CIFC and its consolidated subsidiaries within the notes to the consolidated financial statements in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10(d).

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

The following condensed consolidating financial information presents the Consolidating Balance Sheets, Statement of Operations, Comprehensive Income (Loss) and Cash Flows of the Guarantor, Non-Guarantor subsidiaries (or Investment Vehicles) and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of June 30, 2016 and December 31, 2015, and for each of the three and six months ended June 30, 2016 and 2015. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Certain immaterial balances have been reclassified in the prior year financial statements to conform to the current year presentation (Note 2). The condensed consolidating financial information below assumes that the Senior Notes were guaranteed by CIFC as of January 1, 2015. Further, all Consolidated Entities are considered Non-Guarantor subsidiaries.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidating Balance Sheets (Unaudited)
June 30, 2016

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
ASSETS
Cash and cash equivalents	$620	$76	$39,024	$—	$—	$39,720
Restricted cash and cash equivalents	—	—	1,694	—	—	1,694
Investments	—	—	185,957	—	(91,474)	94,483
Intercompany investments in subsidiaries	183,295	110,272	128,737	—	(422,304)	—
Receivables	—	4,434	6,687	—	(1,930)	9,191
Prepaid and other assets	—	721	1,164	—	—	1,885
Deferred tax asset, net	—	41,585	—	—	—	41,585
Equipment and improvements, net	—	—	4,323	—	—	4,323
Intangible assets, net	—	4,682	—	—	—	4,682
Goodwill	—	66,549	9,451	—	—	76,000
Subtotal	183,915	228,319	377,037	—	(515,708)	273,563
Assets of Consolidated Entities:
Restricted cash and cash equivalents	—	—	—	116,771	—	116,771
Due from brokers	—	—	—	37,599	—	37,599
Investments	—	—	—	1,850,562	—	1,850,562
Receivables	—	—	—	5,306	—	5,306
Prepaid and other assets	—	—	—	167	—	167
Total assets of Consolidated Entities	—	—	—	2,010,405	—	2,010,405
TOTAL ASSETS	$183,915	$228,319	$377,037	$2,010,405	$(515,708)	$2,283,968
LIABILITIES
Due to brokers	$—	$—	$2,253	$—	$—	$2,253
Accrued and other liabilities	12,626	3,096	13,709	—	(1,519)	27,912
Contingent liabilities	—	—	7,680	—	—	7,680
Long-term debt	—	156,313	—	—	—	156,313
Subtotal	12,626	159,409	23,642	—	(1,519)	194,158
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	—	—	—	91,347	—	91,347
Accrued and other liabilities	—	—	—	548	(409)	139
Interest payable	—	—	—	4,689	—	4,689
Long-term debt	—	—	—	1,870,709	(56,453)	1,814,256
Total Non-Recourse Liabilities of Consolidated Entities	—	—	—	1,967,293	(56,862)	1,910,431
TOTAL LIABILITIES	12,626	159,409	23,642	1,967,293	(58,381)	2,104,589
EQUITY
Common shares	23	—	—	—	—	23
Intercompany Preferred Units (1)	—	—	86,488	—	(86,488)	—
Additional paid-in capital	984,515	887,113	649,422	—	(1,536,535)	984,515
Retained earnings (deficit)	(813,249)	(818,203)	(382,515)	—	1,200,718	(813,249)
TOTAL CIFC LLC SHAREHOLDERS’ EQUITY	171,289	68,910	353,395	—	(422,305)	171,289
Consolidated Fund Equity/Noncontrolling interests	—	—	—	43,112	(35,022)	8,090
TOTAL EQUITY	171,289	68,910	353,395	43,112	(457,327)	179,379
TOTAL LIABILITIES AND EQUITY	$183,915	$228,319	$377,037	$2,010,405	$(515,708)	$2,283,968

Explanatory Note:
_________________________________

(1)	CIFC Corp. holds 85.0 million of intercompany non-voting series A preferred units that bear an annual rate of 3.5%.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Balance Sheets (Unaudited)
December 31, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
ASSETS
Cash and cash equivalents	$—	$1,392	$56,576	$—	$—	$57,968
Restricted cash and cash equivalents	—	—	1,694	—	—	1,694
Investments	—	—	152,455	—	(81,759)	70,696
Intercompany investments in subsidiaries	170,174	120,896	61,004	—	(352,074)	—
Receivables	785	295	27,242	—	(21,247)	7,075
Prepaid and other assets	—	1,621	352	—	—	1,973
Deferred tax asset, net	—	44,425	—	—	—	44,425
Equipment and improvements, net	—	—	4,866	—	—	4,866
Intangible assets, net	—	6,232	625	—	—	6,857
Goodwill	—	66,549	9,451	—	—	76,000
Subtotal	170,959	241,410	314,265	—	(455,080)	271,554
Assets of Consolidated Entities:
Restricted cash and cash equivalents	—	—	—	94,018	—	94,018
Due from brokers	—	—	—	25,910	—	25,910
Investments	—	—	—	1,351,403	—	1,351,403
Receivables	—	—	—	4,109	—	4,109
Prepaid and other assets	—	—	—	209	—	209
Total assets of Consolidated Entities	—	—	—	1,475,649	—	1,475,649
TOTAL ASSETS	$170,959	$241,410	$314,265	$1,475,649	$(455,080)	$1,747,203
LIABILITIES
Due to brokers	$—	$61	$—	$—	$—	$61
Accrued and other liabilities	50	24,185	14,808	—	(20,646)	18,397
Contingent liabilities	—	—	8,338	—	—	8,338
Long-term debt	—	156,161	—	—	—	156,161
Subtotal	50	180,407	23,146	—	(20,646)	182,957
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	—	—	—	71,603	—	71,603
Accrued and other liabilities	—	—	—	631	(438)	193
Interest payable	—	—	—	5,257	(167)	5,090
Long-term debt	—	—	—	1,357,095	(48,537)	1,308,558
Total Non-Recourse Liabilities of Consolidated Entities	—	—	—	1,434,586	(49,142)	1,385,444
TOTAL LIABILITIES	50	180,407	23,146	1,434,586	(69,788)	1,568,401
EQUITY
Common shares	25	25	—	—	(25)	25
Intercompany Preferred Units (1)	—	—	85,000	—	(85,000)	—
Additional paid-in capital	992,425	992,419	528,946	—	(1,521,371)	992,419
Retained earnings (deficit)	(821,541)	(931,441)	(322,827)	—	1,254,318	(821,491)
TOTAL CIFC LLC SHAREHOLDERS’ EQUITY	170,909	61,003	291,119	—	(352,078)	170,953
Consolidated Fund Equity / Noncontrolling interests	—	—	—	41,063	(33,214)	7,849
TOTAL EQUITY	170,909	61,003	291,119	41,063	(385,292)	178,802
TOTAL LIABILITIES AND EQUITY	$170,959	$241,410	$314,265	$1,475,649	$(455,080)	$1,747,203

Explanatory Note:
_________________________________

(1)	CIFC Corp. holds 85.0 million of intercompany non-voting series A preferred units that bear an annual rate of 3.5%.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statements of Operations (Unaudited)
For The Three Months Ended June 30, 2016

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Revenues
Management and incentive fees	$—	$—	$23,530	$—	$(2,253)	$21,277
Interest income from investments	—	—	3,556	—	(2,394)	1,162
Intercompany - preferred units dividend income	—	744	—	—	(744)	—
Interest income - Consolidated Entities	—	—	—	24,809	—	24,809
Total net revenues	—	744	27,086	24,809	(5,391)	47,248
Expenses
Employee compensation and benefits	—	—	9,463	—	—	9,463
Share-based compensation	149	149	1,446	—	—	1,744
Professional services	358	331	996	—	—	1,685
General and administrative expenses	161	629	1,753	—	—	2,543
Depreciation and amortization	—	712	370	—	—	1,082
Corporate interest expense	—	1,999	—	—	—	1,999
Expenses - Consolidated Entities	—	—	—	2,865	(2,256)	609
Interest expense - Consolidated Entities	—	—	—	11,622	(21)	11,601
Total expenses	668	3,820	14,028	14,487	(2,277)	30,726
Other Gain (Loss)
Net gain (loss) on investments	—	—	11,733	—	(7,870)	3,863
Net gain (loss) on contingent liabilities	—	—	150	—	—	150
Net gain (loss) on investments - Consolidated Entities	—	—	—	24,103	—	24,103
Net gain (loss) on liabilities - Consolidated Entities	—	—	—	(32,713)	8,850	(23,863)
Intercompany net gain (loss) on investments in subsidiaries	19,742	9,123	3,173	—	(32,038)	—
Net other gain (loss)	19,742	9,123	15,056	(8,610)	(31,058)	4,253
Income (loss) before income taxes	19,074	6,047	28,114	1,712	(34,172)	20,775
Income tax (expense) benefit	—	(2,868)	—	—	—	(2,868)
Net income (loss)	19,074	3,179	28,114	1,712	(34,172)	17,907
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(1,712)	1,390	(322)
Net income (loss) attributable to CIFC LLC	$19,074	$3,179	$28,114	$—	$(32,782)	$17,585

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statements of Operations (Unaudited)
For The Six Months Ended June 30, 2016

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Revenues
Management and incentive fees	$—	$—	$45,051	$—	$(3,959)	$41,092
Interest income from investments	—	—	6,774	—	(4,679)	2,095
Intercompany - preferred units dividend income	—	1,488	—	—	(1,488)	—
Interest income - Consolidated Entities	—	—	—	43,799	—	43,799
Total net revenues	—	1,488	51,825	43,799	(10,126)	86,986
Expenses
Employee compensation and benefits	—	—	18,977	—	—	18,977
Share-based compensation	279	279	3,567	—	—	4,125
Professional services	666	1,216	1,875	—	—	3,757
General and administrative expenses	295	1,271	3,494	—	—	5,060
Depreciation and amortization	—	1,551	827	—	—	2,378
Impairment of intangible assets	—	—	531	—	—	531
Corporate interest expense	—	3,956	—	—	—	3,956
Expenses - Consolidated Entities	—	—	—	4,959	(3,962)	997
Interest expense - Consolidated Entities	—	—	—	20,217	(195)	20,022
Total expenses	1,240	8,273	29,271	25,176	(4,157)	59,803
Other Gain (Loss)
Net gain (loss) on investments	—	—	13,407	—	(9,273)	4,134
Net gain (loss) on contingent liabilities	—	—	(214)	—	—	(214)
Net gain (loss) on investments - Consolidated Entities	—	—	—	26,703	—	26,703
Net gain (loss) on liabilities - Consolidated Entities	—	—	—	(43,199)	11,952	(31,247)
Intercompany net gain (loss) on investments in subsidiaries	24,817	14,985	4,045	—	(43,847)	—
Net other gain (loss)	24,817	14,985	17,238	(16,496)	(41,168)	(624)
Income (loss) before income taxes	23,577	8,200	39,792	2,127	(47,137)	26,559
Income tax (expense) benefit	—	(4,146)	—	—	—	(4,146)
Net income (loss)	23,577	4,054	39,792	2,127	(47,137)	22,413
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(2,127)	1,803	(324)
Net income (loss) attributable to CIFC LLC	$23,577	$4,054	$39,792	$—	$(45,334)	$22,089

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statements of Operations (Unaudited)
For The Three Months Ended June 30, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Revenues
Management and incentive fees	$—	$—	$20,817	$—	$(219)	$20,598
Interest income from investments	—	—	2,105	—	122	2,227
Interest income - Consolidated Entities	—	—	—	3,035	—	3,035
Total net revenues	—	—	22,922	3,035	(97)	25,860
Expenses
Employee compensation and benefits	—	—	7,470	—	—	7,470
Share-based compensation	—	126	862	—	—	988
Professional services	—	923	872	—	—	1,795
General and administrative expenses	—	865	1,652	—	—	2,517
Depreciation and amortization	—	1,508	572	—	—	2,080
Impairment of intangible assets	—	462	—	—	—	462
Corporate interest expense	—	800	—	—	—	800
Expenses - Consolidated Entities	—	—	—	654	(219)	435
Interest expense - Consolidated Entities	—	—	—	923	—	923
Total expenses	—	4,684	11,428	1,577	(219)	17,470
Other Gain (Loss)
Net gain (loss) on investments	—	—	4,698	—	(3,232)	1,466
Net gain (loss) on contingent liabilities	—	—	(577)	—	—	(577)
Net gain (loss) on investments - Consolidated Entities	—	—	—	1,317	—	1,317
Net gain (loss) on liabilities - Consolidated Entities	—	—	—	(3,099)	2,693	(406)
Net gain (loss) on other investments and derivatives - Consolidated Entities	—	—	—	1,304	—	1,304
Intercompany net gain (loss) on investments in subsidiaries	—	15,615	—	—	(15,615)	—
Net other gain (loss)	—	15,615	4,121	(478)	(16,154)	3,104
Income (loss) before income taxes	—	10,931	15,615	980	(16,032)	11,494
Income tax (expense) benefit	—	(9,828)	—	—	—	(9,828)
Net income (loss)	—	1,103	15,615	980	(16,032)	1,666
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(980)	417	(563)
Net income (loss) attributable to CIFC LLC	$—	$1,103	$15,615	$—	$(15,615)	$1,103

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statements of Operations (Unaudited)
For The Six Months Ended June 30, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Revenues
Management and incentive fees	$—	$—	$42,650	$—	$(438)	$42,212
Interest income from investments	—	—	4,840	—	(6)	4,834
Interest income - Consolidated Entities	—	—	823	4,968	—	5,791
Total net revenues	—	—	48,313	4,968	(444)	52,837
Expenses
Employee compensation and benefits	—	—	16,034	—	—	16,034
Share-based compensation	—	269	2,399	—	—	2,668
Professional services	—	2,001	1,721	—	—	3,722
General and administrative expenses	—	1,822	2,991	—	—	4,813
Depreciation and amortization	—	3,330	1,160	—	—	4,490
Impairment of intangible assets	—	742	—	—	—	742
Corporate interest expense	—	1,294	—	—	—	1,294
Expenses - Consolidated Entities	—	—	16	2,125	(438)	1,703
Interest expense - Consolidated Entities	—	—	231	1,436	—	1,667
Total expenses	—	9,458	24,552	3,561	(438)	37,133
Other Gain (Loss)
Net gain (loss) on investments	—	—	5,637	—	(2,978)	2,659
Net gain (loss) on contingent liabilities	—	—	(1,290)	—	—	(1,290)
Net gain (loss) on investments - Consolidated Entities	—	—	796	3,317	—	4,113
Net gain (loss) on liabilities - Consolidated Entities	—	—	—	(4,925)	2,260	(2,665)
Net gain (loss) on other investments and derivatives - Consolidated Entities	—	—	—	1,742	—	1,742
Intercompany net gain (loss) on investments in subsidiaries	—	28,904	—	—	(28,904)	—
Net other gain (loss)	—	28,904	5,143	134	(29,622)	4,559
Income (loss) before income taxes	—	19,446	28,904	1,541	(29,628)	20,263
Income tax (expense) benefit	—	(12,915)	—	—	—	(12,915)
Net income (loss)	—	6,531	28,904	1,541	(29,628)	7,348
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(1,541)	724	(817)
Net income (loss) attributable to CIFC LLC	$—	$6,531	$28,904	$—	$(28,904)	$6,531

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
For The Three Months Ended June 30, 2016

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Net income (loss)	$19,074	$3,179	$28,114	$1,712	$(34,172)	$17,907
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	19,074	3,179	28,114	1,712	(34,172)	17,907
Comprehensive (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(1,712)	1,390	(322)
Comprehensive income (loss) attributable to CIFC LLC	$19,074	$3,179	$28,114	$—	$(32,782)	$17,585

Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
For The Six Months Ended June 30, 2016

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Net income (loss)	$23,577	$4,054	$39,792	$2,127	$(47,137)	$22,413
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	23,577	4,054	39,792	2,127	(47,137)	22,413
Comprehensive (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(2,127)	1,803	(324)
Comprehensive income (loss) attributable to CIFC LLC	$23,577	$4,054	$39,792	$—	$(45,334)	$22,089

Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
For The Three Months Ended June 30, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Net income (loss)	$—	$1,103	$15,615	$980	$(16,032)	$1,666
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	—	1,103	15,615	980	(16,032)	1,666
Comprehensive (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(980)	417	(563)
Comprehensive income (loss) attributable to CIFC LLC	$—	$1,103	$15,615	$—	$(15,615)	$1,103

Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
For The Six Months Ended June 30, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Net income (loss)	$—	$6,531	$28,904	$1,541	$(29,628)	$7,348
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	—	6,531	28,904	1,541	(29,628)	7,348
Comprehensive (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(1,541)	724	(817)
Comprehensive income (loss) attributable to CIFC LLC	$—	$6,531	$28,904	$—	$(28,904)	$6,531

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statement of Cash Flows (Unaudited)
For The Six Months Ended June 30, 2016

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,577	$4,054	$39,792	$2,127	$(47,137)	$22,413
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and other	—	152	—	—	—	152
Share-based compensation	279	279	3,567	—	—	4,125
Net (gain) loss on investments and contingent liabilities / other (gain) loss	—	—	(13,193)	—	9,273	(3,920)
Intercompany- preferred units dividend	(1,488)	—	—	—	1,488	—
Intercompany net (gain) loss on investments in subsidiaries	(24,817)	(14,985)	(4,045)	—	43,847	—
Depreciation and amortization	—	1,551	827	—	—	2,378
Impairment of intangible assets	—	—	531	—	—	531
Deferred income tax expense (benefit)	—	2,840	—	—	—	2,840
Excess tax benefits from share-based payment arrangements	—	263	—	—	—	263
Consolidated Entities:
Net (gain) loss on investments	—	—	—	(26,703)	—	(26,703)
Net (gain) loss on liabilities	—	—	—	43,199	(11,952)	31,247
Changes in operating assets and liabilities:
Receivables	785	(3,860)	20,567	—	(19,752)	(2,260)
Prepaid and other assets	—	905	(817)	—	—	88
Due to brokers	—	(61)	2,253	—	—	2,192
Accrued and other liabilities	982	(21,355)	(654)	—	19,416	(1,611)
Consolidated Entities:
Due from brokers	—	—	—	(667)	—	(667)
Purchase of investments	—	—	—	(406,538)	—	(406,538)
Sales of investments	—	—	—	375,057	—	375,057
Receivables	—	—	—	(42)	—	(42)
Due to brokers	—	—	—	11,280	—	11,280
Accrued and other liabilities	—	—	—	(257)	104	(153)
Interest payable	—	—	—	(2,871)	232	(2,639)
Net cash provided by (used in) operating activities	(682)	(30,217)	48,828	(5,415)	(4,481)	8,033
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	—	(84,054)	—	12,444	(71,610)
Sales of investments	—	—	63,954	—	(17,232)	46,722
Intercompany investments in subsidiaries	15,610	25,601	(3,859)	—	(37,352)	—
Purchases of equipment and improvements	—	—	(192)	—	—	(192)
Consolidated Entities:
Change in restricted cash and cash equivalents	—	—	—	24,514	—	24,514
Net cash provided by (used in) investing activities	15,610	25,601	(24,151)	24,514	(42,140)	(566)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common shares	(435)	—	—	—	—	(435)
Distributions paid	(13,847)	—	—	—	—	(13,847)
Intercompany contributions	—	3,563	25,629	—	(29,192)	—
Intercompany distributions	—	—	(65,059)	—	65,059	—
Intercompany- preferred units dividend	—	—	(1,488)	—	1,488	—
Proceeds from the exercise of options	241	—	—	—	—	241
Payments for tax from the net delivery of restricted share units	(267)	—	—	—	—	(267)
Payments on contingent liabilities	—	—	(1,311)	—	—	(1,311)
Excess tax benefits from share-based payment arrangements	—	(263)	—	—	—	(263)
Consolidated Entities:
Distributions to noncontrolling interests	—	—	—	(83)	—	(83)
Proceeds from issuance of long-term debt	—	—	—	5,244	(1,398)	3,846
Payments made on long-term debt	—	—	—	(24,260)	10,664	(13,596)
Net cash provided by (used in) financing activities	(14,308)	3,300	(42,229)	(19,099)	46,621	(25,715)
Net increase (decrease) in cash and cash equivalents	620	(1,316)	(17,552)	—	—	(18,248)
Cash and cash equivalents at beginning of period	—	1,392	56,576	—	—	57,968
Cash and cash equivalents at end of period	$620	$76	$39,024	$—	$—	$39,720

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statement of Cash Flows (Unaudited)
For The Six Months Ended June 30, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$6,531	$28,904	$1,541	$(29,628)	$7,348
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and other	—	45	—	—	—	45
Share-based compensation	—	269	2,399	—	—	2,668
Net (gain) loss on investments and contingent liabilities / other (gain) loss	—	—	(4,347)	—	2,978	(1,369)
Intercompany net (gain) loss on investments in subsidiaries	—	(28,904)	—	—	28,904	—
Depreciation and amortization	—	3,330	1,160	—	—	4,490
Impairment of intangible assets	—	742	—	—	—	742
Deferred income tax expense (benefit)	—	7,425	—	—	—	7,425
Excess tax benefits from share-based payment arrangements	—	(7)	—	—	—	(7)
Consolidated Entities:
Net (gain) loss on investments	—	—	(796)	(3,317)	—	(4,113)
Net (gain) loss on liabilities	—	—	—	4,925	(2,260)	2,665
Net other (gain) loss	—	—	—	(1,742)	—	(1,742)
Changes in operating assets and liabilities:
Due from brokers	—	—	(62)	—	—	(62)
Receivables	—	(2,516)	(1,106)	—	6	(3,616)
Prepaid and other assets	—	972	(978)	—	—	(6)
Due to brokers	—	—	13,308	—	—	13,308
Accrued and other liabilities	—	26	(5,067)	—	—	(5,041)
Consolidated Entities:
Due from brokers	—	—	14,459	(15,641)	—	(1,182)
Purchase of investments	—	—	(55,012)	(189,880)	—	(244,892)
Sales of investments	—	—	47,462	95,402	—	142,864
Receivables	—	—	(352)	(243)	—	(595)
Due to brokers	—	—	(7,882)	45,451	—	37,569
Accrued and other liabilities	—	—	7	195	(6)	196
Interest payable	—	—	(8)	420	—	412
Net cash provided by (used in) operating activities	—	(12,087)	32,089	(62,889)	(6)	(42,893)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	—	(101,881)	—	53,289	(48,592)
Sales of investments	—	—	58,945	—	(240)	58,705
Intercompany investments in subsidiaries	—	(97,873)	—	—	97,873	—
Intercompany distributions from subsidiaries	—	113,984	—	—	(113,984)	—
Purchases of equipment and improvements	—	—	(619)	—	—	(619)
Consolidated Entities:
Change in restricted cash and cash equivalents	—	—	755	(51,864)	—	(51,109)
Net cash provided by (used in) investing activities	—	16,111	(42,800)	(51,864)	36,938	(41,615)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common shares	—	(21)	—	—	—	(21)
Distributions paid	—	(5,060)	—	—	—	(5,060)
Intercompany contributions	—	—	130,722	—	(130,722)	—
Intercompany distributions	—	—	(146,834)	—	146,834	—
Proceeds from the exercise of options	—	121	—	—	—	121
Payments for tax from the net delivery of restricted share units	—	(265)	—	—	—	(265)
Payments on contingent liabilities	—	—	(2,904)	—	—	(2,904)
Excess tax benefits from share-based payment arrangements	—	7	—	—	—	7
Consolidated Entities:
Contributions from noncontrolling interests	—	—	—	18,713	(2,613)	16,100
Distributions to noncontrolling interests	—	—	—	(970)	—	(970)
Proceeds from issuance of long-term debt	—	—	—	125,076	324	125,400
Payments made on long-term debt	—	—	—	(28,066)	(50,755)	(78,821)
Net cash provided by (used in) financing activities	—	(5,218)	(19,016)	114,753	(36,932)	53,587
Net increase (decrease) in cash and cash equivalents	—	(1,194)	(29,727)	—	—	(30,921)
Cash and cash equivalents at beginning of period	—	2,157	57,133	—	—	59,290
Cash and cash equivalents at end of period	$—	$963	$27,406	$—	$—	$28,369

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

We have three primary sources of revenue: management fees, incentive fees and investment income. Management fees are generally earned based on a percentage of AUM of the Funds. Incentive fees are earned based on the performance of the Funds. Investment income represents interest income and realized/unrealized gains and losses on investments in the products sponsored by us and third parties.

On December 31, 2015, CIFC Corp., the Company's former publicly traded entity, completed a series of transactions (the "Reorganization Transaction") to become a subsidiary of CIFC LLC, the current publicly traded entity. The series of transactions changed the Company's top-level form of organization from a corporation to a limited liability company. As of January 1, 2016, we are taxed as a partnership. The Reorganization Transaction was a transaction between entities under common control; therefore, the prior year comparative Condensed Consolidated Financial Statements include the Consolidated Balance Sheet, Statement of Operations, Comprehensive Income (Loss), Equity and Cash Flows as of December 31, 2015 and for the three and six months ended June 30, 2015 of CIFC Corp.
Executive Overview

The second quarter saw a strong recovery in risk assets. Both the U.S. high yield and leveraged loan markets performed strongly, driven by higher commodity prices and increased investor risk appetites. Our Credit Funds recorded strong inflows, pushing Credit Fund AUM to $1.4 billion across 15 co-mingled funds and separately managed accounts. Net investment income during the second quarter grew to $15.3 million. Incentive fees also recorded strong growth year-over-year, totaling $7.9 million in the second quarter. For the first six months of the year, net investment income and incentive fees stood at $20.2 million and$12.1 million respectively.

The new issue CLO market continued to be challenging throughout the second quarter. As loan prices rallied, CLO liabilities lagged. As a result, prospective new issue CLO equity returns were largely uncompetitive compared to secondary market opportunities. Total issuance during the first six months of the year was limited to just 62 CLOs compared to 114 CLOs in the first half of 2015. During the month of July, we have seen a strong rally in CLO liabilities leading to a surge in issuance. We expect to see higher CLO new issue volumes in the second half of the year. Given the challenging market environment for new issue CLOs, CIFC chose not to sponsor a CLO during the first half of the year. We are currently managing two CLO warehouses which are expected to drive new issuance late in the third quarter and early in the fourth quarter.  We continue to be well positioned to meet our obligations for risk retention, due to be implemented in December 2016, with more than $200 million in cash and investments on our balance sheet.
Fee Earning AUM

Fee Earning AUM refers to the assets managed by the Company on which we receive management fees and/or incentive based fees. Generally, with respect to CLOs, management fees are paid to the Company based on the aggregate collateral balance at par plus principal cash, and with respect to Non-CLO funds, the value of the assets in such funds. We believe this measure is useful to investors as it is an additional performance measure providing insight into the overall investment activities of the Company's managed Funds (or core business). The following table summarizes Fee Earning AUM:

	June 30, 2016		December 31, 2015		June 30, 2015
(In thousands, except # of Accounts) (1)(2)	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM
Post 2011 CLOs	18	$9,809,980	18	$9,860,519	15	$8,457,581
Legacy CLOs (3)	9	1,897,208	10	2,559,066	15	4,016,596
Total CLOs	27	11,707,188	28	12,419,585	30	12,474,177
Credit Funds (4)	15	1,367,871	12	1,062,712	9	884,713
Other Loan-Based Products (4)	2	542,240	2	573,190	2	648,449
Total Non-CLOs (4)	17	1,910,111	14	1,635,902	11	1,533,162
Total Loan-Based AUM	44	13,617,299	42	14,055,487	41	14,007,339
ABS and Corporate Bond CDOs	8	525,028	8	592,798	8	643,303
Total Fee Earning AUM	52	$14,142,327	50	$14,648,285	49	$14,650,642

Explanatory Notes:
_________________________________

(1)	Fee Earning AUM attributable to ABS and Corporate Bond CDO products is expected to continue to decline as these funds run-off per their contractual terms.

(2)
Fee Earning AUM is based on the latest available monthly report issued by the trustee or fund administrator prior to the end of the period, and may not tie back to the Consolidated GAAP financial statements.

(3)	Legacy CLOs represent all managed CLOs issued prior to 2011, including CLOs acquired since 2011 but issued prior to 2011.

(4)	Management fees for Non-CLO products vary by fund and may not be similar to a CLO.

Fee Earning AUM activities are as follows:

	For the Three Months Ended	For the Six Months Ended	Last Twelve Months Ended
	June 30, 2016
	(In thousands)
Total loan-based AUM - Beginning Balance	$13,955,639	$14,055,487	$14,007,339
CLO New Issuances	—	—	1,499,709
CLO Paydowns	(519,708)	(709,969)	(2,265,737)
Net Subscriptions to Credit Funds	192,194	267,309	451,210
Net Redemptions from Other Loan-Based Products	(21,466)	(30,949)	(106,208)
Other (1)	10,640	35,421	30,986
Total loan-based AUM - Ending Balance	13,617,299	13,617,299	13,617,299
Total CDOs - Ending Balance	525,028	525,028	525,028
Total Fee Earning AUM - Ending Balance	$14,142,327	$14,142,327	$14,142,327

Explanatory Note:
_________________________________
(1)     Includes changes in collateral balances of CLOs between periods and market value or portfolio value changes in certain Non-CLO products.

During the three months ended June 30, 2016, we entered into investment management agreements for 2 new separately managed accounts ("SMAs") and increased subscriptions to existing funds for an aggregate of $192.2 million of new Fee Earning AUM. Certain CLOs and all CDOs we manage have passed their reinvestment periods (see table below). Therefore, proceeds from paydowns are required to repay the CLO's or CDO's liabilities. As expected, AUM on these CLOs and CDOs continued to decline during the three months ended June 30, 2016. This, along with redemptions from other loan-based products, reduced AUM by $570.1 million, resulting in an overall net decrease in AUM of $367.2 million from March 31, 2016 to June 30, 2016.

During the six months ended June 30, 2016, we entered into investment management agreements for three new SMAs and increased subscriptions to existing funds for an aggregate of $267.3 million of new Fee Earning AUM. CLO and CDO paydowns, along with other loan-based product redemptions reduced AUM by $808.7 million, resulting in an overall net decrease in AUM of $506.0 million from December 31, 2015 to June 30, 2016.

Loan-based AUM

Since 2012, CIFC has raised $11.6 billion of new AUM through organic growth (i.e. excluding mergers and acquisition related transactions) which has more than offset the run-off from Legacy CLOs (including acquired CLOs). Our Legacy CLO AUM of $1.9 billion is less than a fifth of our total CLO AUM of $11.7 billion, and we anticipate it will run off over the next three years.

The structure of the CLOs we manage affects the management fees paid to us. The following table summarizes select details of the structure of each of the CLOs we manage:

	Issuance Date	June 30, 2016 Fee Earning AUM	First Optional Call Date (1)	Termination of Reinvestment Period (2)	Maturity Year (3)
	Month/Year	(In thousands)	Month/Year
Post 2011 CLOs
CIFC Funding 2011-I, Ltd. (4)	01/12	$207,325	01/14	01/15	2023
CIFC Funding 2012-I, Ltd.	07/12	453,329	08/14	08/16	2024
CIFC Funding 2012-II, Ltd.	11/12	732,894	12/14	12/16	2024
CIFC Funding 2012-III, Ltd.	01/13	504,234	01/15	01/17	2025
CIFC Funding 2013-I, Ltd.	03/13	504,747	04/15	04/17	2025
CIFC Funding 2013-II, Ltd.	06/13	625,905	07/15	07/17	2025
CIFC Funding 2013-III, Ltd.	09/13	401,305	10/15	10/17	2025
CIFC Funding 2013-IV, Ltd.	11/13	505,188	11/15	11/17	2024
CIFC Funding 2014, Ltd.	03/14	603,105	04/16	04/18	2025
CIFC Funding 2014-II, Ltd.	05/14	806,923	05/16	05/18	2026
CIFC Funding 2014-III, Ltd.	07/14	703,602	07/16	07/18	2026
CIFC Funding 2014-IV, Ltd.	09/14	602,413	10/16	10/18	2026
CIFC Funding 2014-V, Ltd.	12/14	554,046	10/16	01/19	2027
CIFC Funding 2015-I, Ltd.	03/15	601,432	09/16	04/19	2027
CIFC Funding 2015-II, Ltd.	05/15	501,153	10/16	04/19	2027
CIFC Funding 2015-III, Ltd.	07/15	501,005	10/17	10/19	2027
CIFC Funding 2015-IV, Ltd.	09/15	500,432	10/18	10/20	2027
CIFC Funding 2015-V, Ltd.	11/15	500,942	04/18	04/20	2027
Total Post 2011 CLOs		9,809,980
Legacy CLOs
Bridgeport CLO Ltd.	06/06	217,018	10/09	07/13	2020
Burr Ridge CLO Plus Ltd.	12/06	152,452	06/12	03/13	2023
CIFC Funding 2006-II, Ltd.	12/06	120,576	03/11	03/13	2021
CIFC Funding 2007-I, Ltd.	02/07	154,504	05/11	11/13	2021
CIFC Funding 2007-II, Ltd.	03/07	278,442	04/11	04/14	2021
Schiller Park CLO Ltd.	05/07	224,925	07/11	04/13	2021
Bridgeport CLO II Ltd.	06/07	330,390	12/10	09/14	2021
CIFC Funding 2007-III, Ltd.	07/07	222,149	07/10	07/14	2021
Primus CLO II, Ltd.	07/07	196,752	10/11	07/14	2021
Total Legacy CLOs		1,897,208
Total CLOs		$11,707,188
Explanatory Notes:
_________________________________

(1)
CLOs are generally callable by equity holders (or the subordinated note holders) of the CLO once per quarter beginning on the "first optional call date" and subject to satisfaction of certain conditions.

(2)
Termination of Reinvestment Period refers to the date after which we can no longer use certain principal collections to purchase additional collateral, and such collections are instead used to repay the outstanding amounts of certain debt securities issued by the CLO.

(3)	Represents the contractual maturity of the CLO. Generally, the actual maturity of the deal is expected to occur before the contractual maturity.

(4)	CLO was called during the the three and six months ended June 30, 2016.

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

The following table presents our comparative Consolidated Statements of Operations for the three months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		2016 vs. 2015
	2016	2015	Change	%
	(In thousands, except share and per share amounts)
Revenues
Management and incentive fees	$21,277	$20,598	$679	3%
Interest income from investments	1,162	2,227	(1,065)	(48)%
Interest income - Consolidated Entities	24,809	3,035	21,774	717%
Total net revenues	47,248	25,860	21,388	83%
Expenses
Employee compensation and benefits	9,463	7,470	1,993	27%
Share-based compensation	1,744	988	756	77%
Professional services	1,685	1,795	(110)	(6)%
General and administrative expenses	2,543	2,517	26	1%
Depreciation and amortization	1,082	2,080	(998)	(48)%
Impairment of intangible assets	—	462	(462)	(100)%
Corporate interest expense	1,999	800	1,199	150%
Expenses - Consolidated Entities	609	435	174	40%
Interest expense - Consolidated Entities	11,601	923	10,678	1,157%
Total expenses	30,726	17,470	13,256	76%
Other Gain (Loss)
Net gain (loss) on investments	3,863	1,466	2,397	164%
Net gain (loss) on contingent liabilities	150	(577)	727	(126)%
Net gain (loss) on investments - Consolidated Entities	24,103	1,317	22,786	1,730%
Net gain (loss) on liabilities - Consolidated Entities	(23,863)	(406)	(23,457)	5,778%
Net gain (loss) on other investments and derivatives - Consolidated Entities	—	1,304	(1,304)	(100)%
Net other gain (loss)	4,253	3,104	1,149	37%
Income (loss) before income taxes	20,775	11,494	9,281	81%
Income tax (expense) benefit	(2,868)	(9,828)	6,960	(71)%
Net income (loss)	17,907	1,666	16,241	975%
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	(322)	(563)	241	(43)%
Net income (loss) attributable to CIFC LLC	$17,585	$1,103	$16,482	1,494%
Earnings (loss) per share (1):
Basic	$0.73	$0.04	$0.69	1,725%
Diluted	$0.68	$0.04	$0.64	1,600%
Weighted-average number of shares outstanding (1):
Basic	24,095,932	25,302,358	(1,206,426)	(5)%
Diluted	25,760,974	26,431,680	(670,706)	(3)%

Explanatory Note:
_________________________________

(1)
Weighted-average number of shares outstanding basic and diluted includes the Dissenting Shares from January 1, 2016 to April 28, 2016 ("Part 1. Item 1.   Condensed Consolidated Financial Statements and Notes (Unaudited)—(Note 10)".

Total Net Revenues—GAAP net revenues include management and incentive fees from unconsolidated CLOs, CDOs and Non-CLO products and net investment income from investments in unconsolidated entities.

    Management and incentive fees—Quarter over quarter, incentive fees were higher during the second quarter of 2016 primarily related to significant fees from a CLO that was called. This increase was offset by decreases in senior and subordinated management fees. During the second quarter of 2016, we consolidated 2 additional CLOs compared to the same period in the prior year reducing our management fees. Further, senior and subordinated fees were lower as a result of run-off in AUM of certain Legacy CLOs, which had higher fees compared to Post 2011 CLOs.

Interest income from investments—During the three months ended June 30, 2016, the Company consolidated 2 credit funds and 4 CLOs (1 CLO was deconsolidated as of June 30, 2016). As a result of consolidation, interest income from investments excludes $2.4 million from Consolidated Entities.

During the three months ended June 30, 2015, the Company consolidated 2 credit funds, 1 CLO and 1 warehouse. The Consolidated Entities did not have any interest income from investments that was excluded due to the consolidation.

Total Expenses

Employee compensation and benefits—Quarter over quarter, the Company accrued higher employee incentive based compensation costs as a result of better performance in 2016 compared to 2015.

Share based compensation—During the second quarter of 2016, we expensed a full quarter of amortization on Restricted Stock Units ("RSUs") granted since the second quarter of 2015 partially offset by the reduction of RSU and option amortization expense from awards that have fully vested since the second quarter of 2015.

Depreciation and amortization—In 2016, we had lower amortization expense from intangible assets as certain management contracts were either impaired or fully amortized in the prior year.

Corporate Interest Expense—The current year increases in corporate interest expense is related to (i) the issuance of $40.0 million in aggregate principal amount of 8.5% unsecured senior notes in November 2015 and (ii) the increase in the interest rate on the March Junior Subordinated Notes from an annual rate of 1% to three-month LIBOR plus 2.58% in April 2015.

Consolidated Entities - Expenses—See Net results of Consolidated Entities below.

Consolidated Entities - Interest Expense—See Net results of Consolidated Entities below.

Net other income (expense) and gain (loss)

Net gain (loss) on investment—Net gain (loss) on investment includes the unrealized appreciation or depreciation and realized gains and losses on the investments in CLOs, warehouses and credit funds which we are not required to consolidate. The increase primarily relates to higher income as the Company held more investments period over period and the increase in market value of loans and CLO securities were higher period over period.

Consolidated Entities - Net gain (loss) on investments—See Net results of Consolidated Entities below.

Consolidated Entities - Net gain (loss) on liabilities—See Net results of Consolidated Entities below.

Consolidated Entities - Net gain (loss) on other investments and derivatives—See Net results of Consolidated Entities below.

Income tax expense/benefit—As a result of the Reorganization Transaction, investment income earned by us is not subject to tax at the entity level. The difference between the statutory tax rate and the effective tax rate, as well as the change in the effective tax rate compared to the prior year, was primarily attributable to the Reorganization Transaction and to income (loss) from non-controlling interests of Consolidated VIEs. The income (loss) from non-controlling interests of Consolidated VIEs is included in book income (loss) before income taxes but is not taxable income (loss) to us.

During the three months ended June 30, 2015, the Company recorded a non-recurring tax expense of approximately $6.3 million attributable to the write-down of deferred tax assets impacted by the New York City law change.

Net results of Consolidated Entities—During the three months ended June 30, 2016, the Company consolidated 2 credit funds and 4 CLOs (1 CLO was deconsolidated as of June 30, 2016). During the three months ended June 30, 2015, the Company consolidated 2 credit funds, 1 CLO and 1 warehouse. As such, revenues and expenses in the current period include the operating results of 2 additional Consolidated Entities.

The following table presents our comparative Consolidated Statements of Operations for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,		2016 vs. 2015
	2016	2015	Change	%
	(In thousands, except share and per share amounts)
Revenues
Management and incentive fees	$41,092	$42,212	$(1,120)	(3)%
Interest income from investments	2,095	4,834	(2,739)	(57)%
Interest income - Consolidated Entities	43,799	5,791	38,008	656%
Total net revenues	86,986	52,837	34,149	65%
Expenses
Employee compensation and benefits	18,977	16,034	2,943	18%
Share-based compensation	4,125	2,668	1,457	55%
Professional services	3,757	3,722	35	1%
General and administrative expenses	5,060	4,813	247	5%
Depreciation and amortization	2,378	4,490	(2,112)	(47)%
Impairment of intangible assets	531	742	(211)	(28)%
Corporate interest expense	3,956	1,294	2,662	206%
Expenses - Consolidated Entities	997	1,703	(706)	(41)%
Interest expense - Consolidated Entities	20,022	1,667	18,355	1,101%
Total expenses	59,803	37,133	22,670	61%
Other Gain (Loss)
Net gain (loss) on investments	4,134	2,659	1,475	55%
Net gain (loss) on contingent liabilities	(214)	(1,290)	1,076	(83)%
Net gain (loss) on investments - Consolidated Entities	26,703	4,113	22,590	549%
Net gain (loss) on liabilities - Consolidated Entities	(31,247)	(2,665)	(28,582)	1,072%
Net gain (loss) on other investments and derivatives - Consolidated Entities	—	1,742	(1,742)	(100)%
Net other gain (loss)	(624)	4,559	(5,183)	(114)%
Income (loss) before income taxes	26,559	20,263	6,296	31%
Income tax (expense) benefit	(4,146)	(12,915)	8,769	(68)%
Net income (loss)	22,413	7,348	15,065	205%
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	(324)	(817)	493	(60)%
Net income (loss) attributable to CIFC LLC	$22,089	$6,531	$15,558	238%
Earnings (loss) per share (1):
Basic	$0.89	$0.26	$0.63	242%
Diluted	$0.85	$0.25	$0.60	240%
Weighted-average number of shares outstanding (1):
Basic	24,725,498	25,290,856	(565,358)	(2)%
Diluted	25,963,108	26,504,030	(540,922)	(2)%

Explanatory Note:
_________________________________

(1)
Earnings per share basic and diluted includes the Dissenting Shares from January 1, 2016 to April 28, 2016 ("Part 1. Item 1.   Condensed Consolidated Financial Statements and Notes (Unaudited)—(Note 10)".

Total Net Revenues—GAAP net revenues include management and incentive fees from unconsolidated CLOs, CDOs and Non-CLO products and net investment income from investments in unconsolidated entities.

    Management and incentive fees—Year over year, incentive fees were higher during 2016 primarily related to significant fees from 2 CLOs that were called. This increase was offset by decreases in senior and subordinated management fees. During the first half of 2016, we consolidated 2 additional CLOs compared to the same period in the prior year reducing our management fees. Further, senior and subordinated management fees were lower as a result of run-off in AUM of certain Legacy CLOs, which had higher fees compared to Post 2011 CLOs.

Interest income from investments—During the six months ended June 30, 2016, the Company consolidated 2 credit funds and 4 CLOs (1 CLO was deconsolidated as of June 30, 2016). As a result of consolidation, interest income from investments excluded $4.5 million from the Consolidated Entities.

During the six months ended June 30, 2015, the Company consolidated 2 credit funds, 1 CLO and 1 warehouse. The Consolidated Entities did not have any interest income from investments that was excluded due to the consolidation.

Interest income - Consolidated Entities—See Net results of Consolidated Entities below.

Total Expenses

Employee compensation and benefits—Year over year, the Company accrued higher employee incentive based compensation costs as a result of better performance in 2016 compared to 2015. In addition, we have contractual fee sharing arrangements that required the Company to pay certain former employees a portion of incentive fees collected on CLOs acquired from Columbus Nova Credit Investments Management, LLC ("CNCIM"). During the first half of 2016, we received higher incentive fees on such CLOs.

Share based compensation—During the six months ended June 30, 2016, we expensed six months of amortization on RSUs granted since the second quarter of 2015 partially offset by the reduction of RSU and option amortization expense from awards that have fully vested since the second quarter of 2015.

Depreciation and amortization—In 2016, we had lower amortization expense from intangible assets as certain management contracts were either impaired or fully amortized in the prior year.

Corporate Interest Expense—The current year increases in corporate interest expense is related to (i) the issuance of $40.0 million in aggregate principal amount of 8.5% unsecured senior notes in November 2015 and (ii) the increase in the interest rate on the March Junior Subordinated Notes from an annual rate of 1% to LIBOR plus 2.58% in April 2015.

Consolidated Entities - Expenses—See Net results of Consolidated Entities below.

Consolidated Entities - Interest Expense—See Net results of Consolidated Entities below.

Net other income (expense) and gain (loss)

Net gain (loss) on investment—Net gain (loss) on investment includes the unrealized appreciation or depreciation and realized gains and losses on the investments in CLOs, warehouses and credit funds which we are not required to consolidate. The increase primarily relates to higher income as the Company held more investments period over period and the increase in market value of loans and CLO securities were higher year over year.

Net gain (loss) on contingent liabilities—For management contracts where we are subject to fee sharing arrangements, we record net gains (losses) on the change in the fair value period over period. As these Funds are nearing the end of their reinvestment periods, we will collect incentive fees and pay down our contingent liabilities. Year over year, the fair value of our contingent liabilities have decreased as we are expecting to collect less incentive fees over time.

Consolidated Entities - Net gain (loss) on investments—See Net results of Consolidated Entities below.

Consolidated Entities - Net gain (loss) on liabilities—See Net results of Consolidated Entities below.

Consolidated Entities - Net gain (loss) on other investments and derivatives—See Net results of Consolidated Entities below.

Income tax expense/benefit—As a result of the Reorganization Transaction, investment income earned by us is not subject to tax at the entity level. The difference between the statutory tax rate and the effective tax rate, as well as the change in the effective tax rate compared to the prior year, was primarily attributable to the Reorganization Transaction and to income (loss) from non-controlling interests of Consolidated VIEs. The income (loss) from non-controlling interests of Consolidated VIEs is included in book income (loss) before income taxes but is not taxable income (loss) to us.

During the six months ended June 30, 2015, we recorded a non-recurring tax expense of approximately $6.3 million attributable to the write-down of deferred tax assets impacted by the New York City law change.

Net results of Consolidated Entities—During the six months ended June 30, 2016, the Company consolidated 2 credit funds and 4 CLOs (1 CLO was deconsolidated as of June 30, 2016). During the six months ended June 30, 2015, the Company consolidated

2 credit funds, 1 CLO and 1 warehouse. As such, revenues and expenses in the current year include the operating results of 2 additional Consolidated Entities.

ENI and Deconsolidated Non-GAAP Statements (Non-GAAP Measures)

ENI and ENI EBITDA

ENI and ENI EBITDA are non-GAAP financial measures of performance that management uses in addition to GAAP Net income (loss) attributable to CIFC LLC to measure the performance of our core business (excluding non-core products). We believe ENI and ENI EBITDA are helpful to investors as they reflect the nature and substance of the business, the economic results achieved by management fee revenues from the management of client funds and earnings on our investments.

ENI represents GAAP Net income (loss) attributable to CIFC LLC, prior to the consolidation of Funds (or the "Management Company") as required under Accounting Standard Codification ASC Topic 810, Consolidation, excluding (i) current and deferred income taxes, (ii) merger and acquisition related items, including fee-sharing arrangements, amortization and impairments of intangible assets and gain (loss) on contingent consideration for earn-outs, (iii) non-cash compensation related to profits interests granted by CIFC Parent Holdings LLC in June 2011, (iv) revenues attributable to non-core investment products, (v) advances for fund organizational expenses and (vi) certain other items as detailed.

In addition to the pre-consolidation impact, the following adjustments were made to arrive at ENI Revenues and ENI Expenses (Refer to Summary of Reconciliation of GAAP to Net Income (loss) attributable to CIFC LLC to Non-GAAP Measures for more detail):

•
ENI Revenues represent GAAP revenues excluding management fee sharing arrangements and fees attributable to non-core investment products. Further GAAP net (gain)/loss on contingent liabilities and other have been reclassed to ENI Revenues.

•
ENI Expenses represent GAAP expenses excluding amortization and impairment of intangibles, employee compensation costs from non-cash compensation related to profits interest granted by CIFC Parent Holdings LLC in June 2011, other (such as advances for fund organizational expenses and certain other items as detailed), and current and deferred income taxes.

Further ENI EBITDA represents ENI before corporate interest expense and depreciation of fixed assets, a non-cash item.
ENI and ENI EBITDA may not be comparable to similar measures presented by other companies, as they are non-GAAP financial measures that are not based on a comprehensive set of accounting rules or principles and therefore may be defined differently by other companies. In addition, ENI and ENI EBITDA should be considered as an addition to, not as a substitute for, or superior to, financial measures determined in accordance with GAAP.

The following table presents our components of ENI for the three and six months ended June 30, 2016 and 2015 (1):

	For the Three Months Ended June 30,		2016 vs. 2015		For the Six Months Ended June 30,		2016 vs. 2015
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(In thousands, except per share amounts)				(In thousands, except per share amounts)
ENI revenues
Management Fees from CLOs	13,737	13,979	(242)	(2)%	27,679	28,939	(1,260)	(4)%
Management Fees from Non-CLO products	1,485	977	508	52%	2,671	1,838	833	45%
Total management Fees	15,222	14,956	266	2%	30,350	30,777	(427)	(1)%
Incentive Fees	7,861	4,066	3,795	93%	12,144	8,066	4,078	51%
Investment Income (2)
Interest income	6,690	3,579	3,111	87%	11,457	5,590	5,867	105%
Realized gains (losses)	(2,749)	1,495	(4,244)	(284)%	(5,219)	3,775	(8,994)	(238)%
Unrealized gains (losses)	11,349	668	10,681	1,599%	13,944	2,485	11,459	461%
Net investment income	15,290	5,742	9,548	166%	20,182	11,850	8,332	70%
Total ENI revenues	38,373	24,764	13,609	55%	62,676	50,693	11,983	24%

ENI expenses
Employee compensation and benefits	9,463	7,187	2,276	32%	17,493	15,471	2,022	13%
Share-based compensation	1,737	952	785	82%	4,144	2,628	1,516	58%
Other operating expenses	4,545	4,332	213	5%	9,438	8,699	739	8%
Corporate interest expense	1,999	800	1,199	150%	3,956	1,294	2,662	206%
Total ENI expenses	17,744	13,271	4,473	34%	35,031	28,092	6,939	25%

ENI	$20,629	$11,493	$9,136	79%	$27,645	$22,601	$5,044	22%
Add: Corporate interest expense	1,999	800	1,199	150%	3,956	1,294	2,662	206%
Add: Depreciation of fixed assets	370	349	21	6%	734	682	52	8%
ENI EBITDA	$22,998	$12,642	$10,356	82%	$32,335	$24,577	$7,758	32%

ENI per share - basic (3)	$0.86	$0.45	$0.41	91%	$1.12	$0.89	$0.23	26%
ENI per share - diluted (3)	$0.80	$0.43	$0.37	86%	$1.06	$0.85	$0.21	25%

Explanatory Notes:
______________________________

(1)	Further below is a detailed description of these non-GAAP measures and reconciliations from GAAP net income (loss) attributable to the Company to non-GAAP measures.

(2)	For ENI purposes, we use the historical cost basis on all of our CLO and equity investments in determining the application of the effective interest method on all distributions received.

(3)
GAAP weighted average shares outstanding is used to calculate ENI per share - basic and diluted. Earnings per share basic and diluted has been calculated assuming that the Dissenting Shares were outstanding from January 1, 2016 to April 28, 2016 (Note 10). Excluding the Dissenting Shares as of January 1, 2016 (Reorganization Transaction), total weighted average shares basic and diluted for the three months ended June 30, 2016, would be 23,472,450 and 25,137,491, respectively, and ENI per share basic and diluted would be $0.88 and $0.82, respectively and for the six months ended June 30, 2016, would be 23,400,600 and 24,638,209, respectively, and earnings per share basic and diluted would be $1.18 and $1.12, respectively ("Part 1. Item 1.   Condensed Consolidated Financial Statements and Notes (Unaudited)"—Note 10).

For the three months ended June 30, 2016 and 2015:

ENI revenues—Quarter over quarter net investment income increased by $9.5 million, or 166% as the Company held more investments period over period and the increase in market value of loans and CLO securities were higher period over period. Incentive fees increased by $3.8 million, or 93%, primarily related to significant fees from a CLO that was called.

ENI expenses—Total ENI expenses increased by $4.5 million, or 34%, primarily due to increases in ENI employee compensation and benefits, ENI corporate interest expense and ENI share-based compensation.

ENI employee compensation and benefits—Quarter over quarter, the Company accrued higher employee incentive based compensation costs as a result of better performance in 2016 compared to 2015.

ENI corporate interest expense—Current year increases in ENI corporate interest expense is related to (i) the issuance of $40.0 million in aggregate principal amount of 8.5% unsecured senior notes in November of 2015 and (ii) the increase in the interest rate on the March Junior Subordinated Notes from an annual rate of 1% to three-month LIBOR plus 2.58% in April 2015.

Adjusted share based compensation—Total ENI share based compensation increased in the current quarter as we recognized a full quarter of amortization on equity awards granted since the second quarter of 2015 partially offset by the reduction of RSU and option amortization expense from awards that have fully vested since the second quarter of 2015.

For the six months ended June 30, 2016 and 2015:

ENI revenues—Year over year net investment income increased by $8.3 million, or 70% as the Company held more investments period over period and the increase in market value of loans and CLO securities were higher period over period. Incentive fees increased by $4.1 million, or 51%, primarily related to significant fees from 2 CLOs that were called. Slightly offsetting these increases were decreases in senior and subordinated management fees of $1.3 million, or 4%. This was a result of run-off in AUM of certain Legacy CLOs, which had higher subordinated fees compared to Post 2011 CLOs.

ENI expenses—Total ENI expenses increased by $6.9 million, or 25%, primarily due to increases in ENI corporate interest expense, ENI employee compensation and benefits and ENI share-based compensation.

ENI corporate interest expense—Current year increases in ENI corporate interest expense is related to (i) the issuance of $40.0 million in aggregate principal amount of 8.5% unsecured senior notes in November of 2015 and (ii) the increase in the interest rate on the March Junior Subordinated Notes from an annual rate of 1% to three-month LIBOR plus 2.58% in April 2015.

ENI employee compensation and benefits—Year over year, the Company accrued higher employee incentive based compensation costs as a result of better performance in 2016 compared to 2015.

ENI share based compensation—Total ENI share based compensation increased in the current year as we recognized a full six months of amortization on equity awards granted since the second quarter of 2015 partially offset by the reduction of RSU and option amortization expense from awards that have fully vested since the second quarter of 2015.

The following is a reconciliation of GAAP Net income (loss) attributable to CIFC LLC to ENI:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
GAAP Net income (loss) attributable to CIFC LLC	$17,585	$1,103	$22,089	$6,531
Reconciling and other items:
Income tax expense (benefit) - deferred & current (1)	2,868	9,828	4,146	12,915
Amortization and impairment of intangibles	712	2,193	2,175	4,550
Management fee sharing arrangements (2)	(312)	(1,627)	(2,313)	(3,466)
Net (gain)/loss on contingent liabilities and other	(150)	577	214	1,290
Employee compensation costs (3)	7	319	1,465	603
Management fees attributable to non-core funds	(137)	(167)	(245)	(340)
Other (4)	56	(733)	114	518
Total reconciling and other items	3,044	10,390	5,556	16,070
ENI	20,629	11,493	27,645	22,601
Add: Corporate interest expense	1,999	800	3,956	1,294
Add: Depreciation of fixed assets	370	349	734	682
ENI EBITDA	$22,998	$12,642	$32,335	$24,577

Explanatory Notes:
______________________________

(1)
Includes current taxes of $1.3 million for both the three and six months ended June 30, 2016 and $2.3 million and $5.5 million for the three and six months ended June 30, 2015, respectively, and deferred taxes of $1.5 million and $2.8 million for the three and six months ended June 30, 2016, respectively, and $7.6 million and $7.4 million for the three and six months ended June 30, 2015, respectively,

(2)
We share management fees on certain of the acquired CLOs we manage with the party that sold the funds to CIFC, or an affiliate thereof. Management fees are presented on a gross basis for GAAP and on a net basis for ENI.

(2)
Employee compensation and benefits has been adjusted for non-cash compensation related to profits interests granted to CIFC employees by CIFC Parent and sharing of incentive fees with certain former employees established in connection with our acquisition of certain CLOs from CNCIM.

(3)
In 2016, other represents certain professional services expenses incurred in relation to the strategic process announced in January 2016. In 2015, other represents fund set up expenses, which are written-off upfront for GAAP purposes and amortized over the life of the fund for Non-GAAP ENI, and certain professional services in relation to the Reorganization Transaction.

The Condensed Consolidated Financial Statements include the financial statements of CIFC LLC & Subsidiaries, or the Company’s core asset management business ("Management Company") and certain managed Funds ("Consolidated Entities"). The supplemental financial information provided below illustrates the consolidating effects of the Management Company, and the Consolidated Entities which we are required to consolidate under ASC 810. Further, management internally views and manages the business as one reportable segment.

	For the Three Months Ended June 30, 2016				For the Three Months Ended June 30, 2015
(In thousands) (1)	Management Company	Consolidated Entities	Eliminations	CIFC LLC Consolidated	Management Company	Consolidated Entities	Eliminations	CIFC LLC Consolidated
Revenues
Management and incentive fees	$23,530	$—	$(2,253)	$21,277	$20,817	$—	$(219)	$20,598
Net interest income from investments	3,556	—	(2,394)	1,162	2,105	—	122	2,227
Interest income - Consolidated Entities	—	24,809	—	24,809	—	3,035	—	3,035
Total net revenues	27,086	24,809	(4,647)	47,248	22,922	3,035	(97)	25,860

Expenses
Employee compensation and benefits	9,463	—	—	9,463	7,470	—	—	7,470
Share-based compensation	1,744	—	—	1,744	988	—	—	988
Other operating expenses	5,310	—	—	5,310	6,854	—	—	6,854
Corporate interest expense	1,999	—	—	1,999	800	—	—	800
Expenses - Consolidated Entities	—	14,487	(2,277)	12,210	—	1,577	(219)	1,358
Total expenses	18,516	14,487	(2,277)	30,726	16,112	1,577	(219)	17,470
Other Gain (Loss)
Net gain (loss) on investments	11,733	—	(7,870)	3,863	4,698	—	(3,232)	1,466
Net gain (loss) on contingent liabilities	150	—	—	150	(577)	—	—	(577)
Net gain (loss) - Consolidated Entities	—	(8,610)	8,850	240	—	(478)	2,693	2,215
Net other gain (loss)	11,883	(8,610)	980	4,253	4,121	(478)	(539)	3,104
Income (loss) before income taxes	20,453	1,712	(1,390)	20,775	10,931	980	(417)	11,494
Income tax (expense) benefit	(2,868)	—	—	(2,868)	(9,828)	—	—	(9,828)
Net income (loss)	17,585	1,712	(1,390)	17,907	1,103	980	(417)	1,666
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	—	(1,712)	1,390	(322)	—	(980)	417	(563)
Net income (loss) attributable to CIFC LLC	$17,585	$—	$—	$17,585	$1,103	$—	$—	$1,103

	For the Six Months Ended June 30, 2016						For the Six Months Ended June 30, 2015
(In thousands) (1)	Management Company	Consolidated Entities		Eliminations		CIFC LLC Consolidated	Management Company	Consolidated Entities		Eliminations		CIFC LLC Consolidated
Revenues
Management and incentive fees	$45,052	$—		$(3,960)		$41,092	$42,649	$—		$(437)		$42,212
Net interest income from investments	6,774	—		(4,679)		2,095	4,840	—		(6)		4,834
Interest income - Consolidated Entities	—	43,799		—		43,799	—	5,791		—		5,791
Total net revenues	51,826	43,799		(8,639)		86,986	47,489	5,791		(443)		52,837

Expenses
Employee compensation and benefits	18,977	—		—		18,977	16,034	—		—		16,034
Share-based compensation	4,125	—		—		4,125	2,668	—		—		2,668
Other operating expenses	11,726	—		—		11,726	13,767	—		—		13,767
Corporate interest expense	3,956	—		—		3,956	1,294	—		—		1,294
Expenses - Consolidated Entities	—	25,176		(4,157)		21,019	—	3,808		(438)		3,370
Total expenses	38,784	25,176	—	(4,157)	—	59,803	33,763	3,808		(438)		37,133
Other Gain (Loss)
Net gain (loss) on investments	13,407	—		(9,273)		4,134	7,010	—		(4,351)		2,659
Net gain (loss) on contingent liabilities	(214)	—		—		(214)	(1,290)	—		—		(1,290)
Net gain (loss) - Consolidated Entities	—	(16,496)		11,952		(4,544)	—	930		2,260		3,190
Net other gain (loss)	13,193	(16,496)	—	2,679	—	(624)	5,720	930		(2,091)		4,559
Income (loss) before income taxes	26,235	2,127	—	(1,803)	—	26,559	19,446	2,913	—	(2,096)	—	20,263
Income tax (expense) benefit	(4,146)	—		—		(4,146)	(12,915)	—		—		(12,915)
Net income (loss)	22,089	2,127		(1,803)		22,413	6,531	2,913	—	(2,096)	—	7,348
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	—	(2,127)		1,803		(324)	—	(1,541)		724		(817)
Net income (loss) attributable to CIFC LLC	$22,089	$—		$—		$22,089	$6,531	$1,372		$(1,372)		$6,531

Explanatory Note:

(1)
Prior year amounts have been re-presented to conform to current period presentation, including the Company's adoption of Accounting Standard Update "ASU" 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis ("ASU 2015-02"). The guidance was adopted on a modified retroactive basis, on January 1, 2015. As such, prior year amounts have been re-presented to reflect the deconsolidation of 30 CLOs and 1 credit fund as of January 1, 2015.

	June 30, 2016				December 31, 2015
($ in thousands)	Management Company	Consolidated Entities	Eliminations	CIFC LLC Consolidated	Management Company	Consolidated Entities		Eliminations		CIFC LLC Consolidated
ASSETS
Cash and cash equivalents	$39,720	$—	$—	$39,720	$57,968	$—		$—		$57,968
Restricted cash and cash equivalents	1,694	—	—	1,694	1,694	—		—		1,694
Investments	185,957	—	(91,474)	94,483	152,455	—		(81,759)		70,696
Receivables	9,601	—	(410)	9,191	7,672	—		(597)		7,075
Other Assets	128,475	—	—	128,475	134,121	—		—		134,121
Subtotal	365,447	—	(91,884)	273,563	353,910	—		(82,356)		271,554
Total assets of Consolidated Entities	—	2,010,405	—	2,010,405	—	1,475,649		—		1,475,649
TOTAL ASSETS	$365,447	$2,010,405	$(91,884)	$2,283,968	$353,910	$1,475,649		$(82,356)		$1,747,203
LIABILITIES
Long-term debt	$156,313	$—	$—	$156,313	$156,161	$—		$—		$156,161
Other liabilities	37,845	—	—	37,845	26,796	—		—		26,796
Subtotal	194,158	—	—	194,158	182,957	—	—	—	—	182,957
Total Non-Recourse Liabilities of Consolidated Entities	—	1,967,293	(56,862)	1,910,431	—	1,434,586		(49,142)		1,385,444
TOTAL LIABILITIES	194,158	1,967,293	(56,862)	2,104,589	182,957	1,434,586		(49,142)		1,568,401
EQUITY
TOTAL CIFC LLC SHAREHOLDERS’ EQUITY	171,289	—	—	171,289	170,953	—		—		170,953
Noncontrolling interest in Consolidated Funds	—	43,112	(35,022)	8,090	—	41,063		(33,214)		7,849
TOTAL EQUITY	171,289	43,112	(35,022)	179,379	170,953	41,063		(33,214)		178,802
TOTAL LIABILITIES AND EQUITY	$365,447	$2,010,405	$(91,884)	$2,283,968	$353,910	1,475,649		$(82,356)		$1,747,203

Liquidity and Capital Resources

Our Management Company operating cash flows are composed of revenues from management fees, incentive fees and investment income net of compensation expense, general and administrative expense and income taxes. During the six months ended June 30, 2016, our primary use of cash included $20.3 million of net investments, primarily in CLO equity and debt. As of June 30, 2016, we held cash and investments of $225.6 million composed of cash of $39.7 million and investments of $185.9 million with no debt maturing until October 2025.
During the six months ended June 30, 2016, we also paid down contingent liabilities (related to fee sharing arrangements) of $1.3 million and paid dividends of $13.8 million.
Below are the Management Company cash flows and the effects of the Consolidated Entities for selected cash flow data for the six months ended June 30, 2016 :

	For the Six Months Ended June 30, 2016
(In thousands)	Management Company	Consolidated Entities	Eliminations	CIFC LL Consolidated
Cash and Cash Equivalents, Beginning	$57,968	$—	$—	$57,968

Net cash provided by/(used in) Operating Activities	17,933	(5,415)	(4,485)	8,033
Net cash provided by/(used in) Investing Activities	(20,292)	24,514	(4,788)	(566)
Net cash provided by/(used in) Financing Activities	(15,889)	(19,099)	9,273	(25,715)
Net change in Cash and Cash Equivalents	(18,248)	—	—	(18,248)

Cash and Cash Equivalents, End	$39,720	$—	$—	$39,720

Our cash and investments as of June 30, 2016 and December 31, 2015 are as follows ($ in thousands)(1):

(In thousands)	June 30, 2016		December 31, 2015		Change	% Change
Cash and Cash Equivalents		$39,720		$57,968	$(18,248)	(31)%

Investments (1)
CIFC CLO Equity	$69,596		$53,912		15,684	29%
Warehouses	44,990		—		44,990	100%
Fund Coinvestments	33,163		41,401		(8,238)	(20)%
CLO Debt	11,317		32,140		(20,823)	(65)%
Other (2)	26,846		24,946		1,900	8%
Total Investments		$185,912		$152,399	$33,513	22%
Total Cash and Investments		$225,632		$210,367	$15,265	7%

Long Term Debt (Par)
Junior Subordinated Notes due 2035	$120,000		$120,000		—	—%
Senior Notes due 2025	40,000		40,000		—	—%
Total Long Term Debt (Par)		$160,000		$160,000	$—	—%

Explanatory Notes:
________________________________

(1)	Pursuant to GAAP, investments in consolidated CLOs, warehouses and certain Non-CLO products are eliminated from "Investments" on our Consolidated Balance Sheets.

(2)	Primarily includes investment in CIFC's Tactical Income Fund, which may be redeemed with 60 days' notice on the last day of each calendar quarter.

Other Sources and Uses of Funds

Long-Term Debt— For a table summarizing long-term debt of the Company, see "Part 1. Item 1.   Condensed Consolidated Financial Statements and Notes (Unaudited)—Note 9" of the Notes to the Condensed Consolidated Financial Statements.

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
Related Party Transactions

    For a summary of our related party transactions, see "Part 1. Item 1.   Condensed Consolidated Financial Statements and Notes (Unaudited)—Note 13" of the Notes to the Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
As of June 30, 2016 and December 31, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2016 and 2015, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.

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

A summary of our critical accounting estimates is included in our 2015 Annual Report, in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of June 30, 2016.

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

PART II. Other Information

Item 1.    Legal Proceedings

On April 28, 2016, Joseph A. Jolson, as Trustee on behalf of the Joseph A Jolson 1991 Trust, U/A 6/4/91, and Richard A. Jolson (together, the "Petitioners") filed a petition for appraisal (the "Petition") in the Court of Chancery of the State of Delaware against CIFC Corp. in connection with the Reorganization Transaction.  The case is captioned Jolson, et al. v. CIFC Corp., Civil Action No. 12275-VCMR.  According to the Petition, the Petitioners were the beneficial owners of a total of 2,026,315 shares of CIFC Corp. common stock on the date the Reorganization Transaction was consummated.  The Petitioners have demanded and continue to demand an appraisal of their shares and payment of the fair value thereof under Delaware law, together with interest from the date of the Reorganization Transaction, costs and other appropriate relief.

In view of the inherent difficulty of predicting the outcome of such litigation, we cannot predict or reasonably estimate what the eventual outcome of the pending matter described above will be, what the timing of the ultimate resolution of this matter will be, or what any loss or range of loss related to the pending matter may be.

Item 1A.    Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I—Item 1A. Risk Factors of our 2015 Annual Report except as follows:
The United Kingdom’s impending departure from the European Union could adversely affect our business and financial performance.

     The United Kingdom held a referendum on June 23, 2016 in which a majority of voters voted to exit the European Union (“Brexit”). Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the sterling and euro. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could have unpredictable consequences for credit markets and adversely affect our business, results of operations and financial performance.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information.
None.

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

101.0
Financial statements from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) the Condensed Consolidated Statements of Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited) furnished herewith.

Explanatory Notes:
_________________________________________________________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIFC LLC
(Registrant)

Date:	August 15, 2016	By:	/s/ STEPHEN J. VACCARO
Stephen J. Vaccaro, Co-President
(Principal Executive Officer)

Date:	August 15, 2016	By:	/s/ OLIVER E. WRIEDT
Oliver E. Wriedt, Co-President
(Principal Executive Officer)

Date:	August 15, 2016	By:	/s/ RAHUL N. AGARWAL
Rahul N. Agarwal, Chief Financial Officer
(Principal Financial and Accounting Officer)