Form 10-Q
period 2016-09-30
CIFC LLC
filed 2016-11-09
CIK 1649709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

There were 23,702,444 shares of the registrant's common shares outstanding as of November 1, 2016. Total outstanding common shares excludes 2,026,315 common shares which are no longer outstanding due to an appraisal petition that was filed with the Delaware Court of Chancery on April 28, 2016.

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

PART I. Financial Information

Item 1.   Condensed Consolidated Financial Statements and Notes (Unaudited)

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents	$38,843	$57,968
Restricted cash and cash equivalents	1,694	1,694
Investments	111,906	70,696
Receivables	11,373	7,075
Prepaid and other assets	875	1,973
Deferred tax asset, net	41,404	44,425
Equipment and improvements, net	4,031	4,866
Intangible assets, net	4,141	6,857
Goodwill	76,000	76,000
Subtotal	290,267	271,554
Assets of Consolidated Entities:
Restricted cash and cash equivalents	108,681	94,018
Due from brokers	33,990	25,910
Investments	1,843,268	1,351,403
Receivables	6,118	4,109
Prepaid and other assets	147	209
Total assets of Consolidated Entities (1)	1,992,204	1,475,649
TOTAL ASSETS	$2,282,471	$1,747,203
LIABILITIES
Due to brokers	$—	$61
Accrued and other liabilities	37,938	18,397
Contingent liabilities	7,694	8,338
Long-term debt	156,234	156,161
Subtotal	201,866	182,957
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	80,054	71,603
Accrued and other liabilities	150	193
Interest payable	4,903	5,090
Long-term debt	1,798,669	1,308,558
Total Non-Recourse Liabilities of Consolidated Entities (1)	1,883,776	1,385,444
TOTAL LIABILITIES	2,085,642	1,568,401
EQUITY (Note 10)
Common shares, par value $0.001: 500,000,000 shares authorized, 23,641,036 and 25,314,756 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively.	24	25
Additional paid-in capital	986,520	992,419
Retained earnings (deficit)	(798,160)	(821,491)
TOTAL CIFC LLC SHAREHOLDERS’ EQUITY	188,384	170,953
Noncontrolling interests in Consolidated Funds (Note 2)	8,445	7,849
TOTAL EQUITY	196,829	178,802
TOTAL LIABILITIES AND EQUITY	$2,282,471	$1,747,203

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

Included in the Company's Condensed Consolidated Balance Sheets are balances from Consolidated Variable Interest Entities ("Consolidated VIEs") (1). See Notes 2 and 4.

	September 30, 2016	December 31, 2015
	(In thousands)
ASSETS
Assets of Consolidated VIEs:
Restricted cash and cash equivalents	$108,681	$94,018
Due from brokers	33,990	25,910
Investments	1,843,268	1,351,403
Receivables	6,118	4,109
Prepaid and other assets	147	209
Total assets of Consolidated VIEs	$1,992,204	$1,475,649
LIABILITIES
Non-Recourse Liabilities of Consolidated VIEs:
Due to brokers	$80,054	$71,603
Accrued and other liabilities	150	193
Interest payable	4,903	5,090
Long-term debt	1,798,669	1,308,558
Total Non-Recourse Liabilities of Consolidated VIEs	$1,883,776	$1,385,444
Explanatory Note:
________________________________

(1)
The assets of the Consolidated Entities are not available to the Company's general creditors, and as a result, the Company does not consider them its assets. Additionally, the investors in the debt and residual interests of the Consolidated Entities have no recourse to the Company's general assets. Therefore, debt of the Consolidated Entities is not the Company's obligation.

   See notes to Condensed Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except share and per share amounts)
Revenues
Management and incentive fees	$14,609	$19,254	$55,701	$61,466
Interest income from investments	1,299	1,115	3,394	5,949
Interest income - Consolidated Entities	24,799	4,143	68,598	9,934
Total net revenues	40,707	24,512	127,693	77,349

Expenses
Employee compensation and benefits	10,472	7,513	29,449	23,547
Share-based compensation	1,505	1,166	5,630	3,834
Professional services	5,228	2,912	8,985	6,634
General and administrative expenses	2,434	2,413	7,494	7,226
Depreciation and amortization	917	1,769	3,295	6,259
Impairment of intangible assets	—	461	531	1,203
Corporate interest expense	2,004	962	5,960	2,256
Expenses - Consolidated Entities	708	8,565	1,705	10,268
Interest expense - Consolidated Entities	11,830	1,587	31,852	3,254
Total expenses	35,098	27,348	94,901	64,481
Other Gain (Loss)
Net gain (loss) on investments	12,321	(2,615)	16,455	45
Net gain (loss) on contingent liabilities	(237)	(502)	(451)	(1,792)
Net gain (loss) on investments - Consolidated Entities	28,954	(4,642)	55,657	(529)
Net gain (loss) on liabilities - Consolidated Entities	(29,888)	11,178	(61,135)	8,512
Net gain (loss) on other investments and derivatives - Consolidated Entities	—	1,228	—	2,970
Net other gain (loss)	11,150	4,647	10,526	9,206
Income (loss) before income taxes	16,759	1,811	43,318	22,074
Income tax (expense) benefit	1,267	(526)	(2,879)	(13,441)
Net income (loss)	18,026	1,285	40,439	8,633
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	(355)	184	(679)	(633)
Net income (loss) attributable to CIFC LLC	$17,671	$1,469	$39,760	$8,000

Earnings (loss) per share (Note 11) —
Basic	$0.75	$0.06	$1.63	$0.32
Diluted	$0.67	$0.06	$1.52	$0.30
Weighted-average number of shares outstanding (Note 11)—
Basic	23,620,492	25,367,832	24,354,474	25,316,796
Diluted	26,200,942	26,464,883	26,087,936	26,493,549

Distributions declared per share	$0.10	$0.10	$0.69	$0.30

See notes to Condensed Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$18,026	$1,285	$40,439	$8,633
Other comprehensive income (loss)	—	—	—	—
Comprehensive income (loss)	18,026	1,285	40,439	8,633
Comprehensive (income) loss attributable to noncontrolling interests in Consolidated Entities	(355)	184	(679)	(633)
Comprehensive income (loss) attributable to CIFC LLC	$17,671	$1,469	$39,760	$8,000

   See notes to Condensed Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Equity (Unaudited)

	CIFC LLC Shareholders' Equity							Consolidated Entities (Note 2)
	Common Shares		Treasury Shares
	Shares Outstanding	Par Value	Shares	Amount	Additional paid-in capital	Retained earnings (deficit)	Total CIFC LLC Shareholders' Equity	Noncontrolling Interests in Consolidated Funds	Appropriated retained earnings (deficit) of Consolidated VIEs	Total Shareholders' Equity
	(In thousands)
Balance—December 31, 2014	25,193	$25	130	$(914)	$988,904	$(811,695)	$176,320	$210,818	$134,764	$521,902
Deconsolidation of CLOs and funds on adoption of ASU 2015-02	—	—		—	—	—	—	(204,393)	(127,877)	(332,270)
Valuation of financial assets and liabilities of Consolidated CLOs on adoption of ASU 2014-13	—	—	—	—	—	—	—	—	(6,887)	(6,887)
Net income (loss)	—	—	—	—	—	8,000	8,000	633	—	8,633
Extension of warrants	—	—	—	—	350	—	350	—	—	350
Share-based compensation, net of taxes	168	—	—	—	3,570	—	3,570	—	—	3,570
Exercise of options	25	—	—	—	128	—	128	—	—	128
Repurchases of common shares	(35)	—	35	(246)	—	—	(246)	—	—	(246)
Contribution from noncontrolling interests	—	—	—	—	—	—	—	16,100	—	16,100
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13,470)	—	(13,470)
Distributions declared	—	—	—	—	—	(7,598)	(7,598)	—	—	(7,598)
Balance—September 30, 2015	25,351	$25	165	$(1,160)	$992,952	$(811,293)	$180,524	$9,688	$—	$190,212

Balance—December 31, 2015	25,315	$25	—	$—	$992,419	$(821,491)	$170,953	$7,849	$—	$178,802
Net income (loss)	—	—	—	—	—	39,760	39,760	679	—	40,439
Dissenting Shareholders (Note 10)	(2,026)	(2)	—	—	(11,305)	—	(11,307)	—	—	(11,307)
Share-based compensation, net of taxes	327	1	—	—	5,394	(218)	5,177	—	—	5,177
Exercise of options	100	—	—	—	447	—	447	—	—	447
Repurchases of common shares	—	—	75	(435)	—	—	(435)	—	—	(435)
Retirement of treasury stock	(75)	—	(75)	435	(435)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(83)	—	(83)
Distributions declared	—	—	—	—		(16,211)	(16,211)	—	—	(16,211)
Balance—September 30, 2016	23,641	$24	—	$—	$986,520	$(798,160)	$188,384	$8,445	$—	$196,829
See notes to Condensed Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$40,439	$8,633
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and other	240	67
Share-based compensation	5,630	3,834
Net (gain) loss on investments and contingent liabilities / other (gain) loss	(16,004)	1,747
Depreciation and amortization	3,295	6,259
Impairment of intangible assets	531	1,203
Deferred income tax expense (benefit)	3,021	7,296
Excess tax benefits from share-based payment arrangements	220	(7)
Consolidated Entities:
Net (gain) loss on investments	(55,657)	529
Net (gain) loss on liabilities	61,135	(8,512)
Net other (gain) loss	—	(2,970)
Changes in operating assets and liabilities:
Due from brokers	—	(62)
Receivables	(4,442)	(5,253)
Prepaid and other assets	1,098	991
Due to brokers	(61)	2,692
Accrued and other liabilities	8,502	(11)
Consolidated Entities:
Due from brokers	2,942	(15,264)
Purchase of investments	(610,716)	(809,811)
Sales of investments	615,484	336,749
Receivables	(833)	(4,137)
Due to brokers	(13)	100,650
Accrued and other liabilities	(142)	(114)
Interest payable	(2,425)	894
Net cash provided by (used in) operating activities	52,244	(374,597)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(92,711)	(66,256)
Sales of investments	62,677	71,662
Purchases of equipment and improvements	(277)	(802)
Consolidated Entities:
Change in restricted cash and cash equivalents	32,604	(210,905)
Net cash provided by (used in) investing activities	2,293	(206,301)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common shares	(435)	(246)
Payments of share and debt issuance cost	(167)	(75)
Distributions paid	(16,211)	(7,598)
Proceeds from extension of warrants	—	350
Proceeds from the exercise of options	483	121
Payments for tax from the net delivery of restricted share units	(270)	(265)
Payments on contingent liabilities	(1,534)	(3,599)
Excess tax benefits from share-based payment arrangements	(220)	7
Consolidated Entities:
Contributions from noncontrolling interests	—	16,100
Distributions to noncontrolling interests	(83)	(13,470)
Proceeds from issuance of long-term debt	68	569,753
Payments made on long-term debt	(55,293)	(8,387)
Net cash provided by (used in) financing activities	(73,662)	552,691
Net increase (decrease) in cash and cash equivalents	(19,125)	(28,207)
Cash and cash equivalents at beginning of period	57,968	59,290
Cash and cash equivalents at end of period	$38,843	$31,083

CIFC LLC AND ITS SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
	(In thousands)
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$4,733	$1,879
Net cash paid for income taxes	$4,620	$9,400
Consolidated Entities:
Cash paid for interest	$52,143	$5,257

Non-cash disclosures:
Dissenting Shareholders (Note 10)	$11,305	$—
Exercise of share options and RSUs	$263	$—
Consolidated Entities:
Consolidation of net assets	$13,696	$—
Deconsolidation of net assets	$(8,236)	$(22,578)
Non-cash settlement of interest receivables with increases in principal	$55	$89

See notes to Condensed Consolidated Financial Statements.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1—Organization and Business
Organization—CIFC LLC (together with its subsidiaries, "CIFC" or the "Company") is a Delaware limited liability company headquartered in New York City. The Company is a private debt manager specializing in secured U.S. corporate loan strategies. The Company's primary business is to provide investment management services for institutional investors, including pension funds, hedge funds, asset management firms, banks, insurance companies and other types of institutional investors around the world.
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

Pending Strategic Transaction—On August 19, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with F.A.B. Holdings I LP, a limited partnership organized and existing under the laws of Delaware (“Parent”), and CIFC Acquisition, LLC, a Delaware limited liability company and a wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. The Merger Agreement and the consummation of the transactions contemplated by the Merger Agreement have been approved by the Company’s board of directors.

At the effective time of the Merger (the “Effective Time”), each common share, par value $0.001 per share, of the Company issued and outstanding immediately prior to the Effective Time, will be converted into the right to receive $11.36 in cash, without interest (the “Merger Consideration”), other than (i) common shares held by Parent, Merger Sub or the Company or any of their respective direct or indirect wholly owned subsidiaries (other than shares held by any subsidiary of the Company, which shall remain outstanding with appropriate adjustment to the number thereof to preserve its relative interest in the Company), (ii) common shares held by a holder who has properly exercised dissenters’ rights with respect to such common shares in accordance with Section 262 of the General Corporation Law of the State of Delaware and (iii) the Rollover Shares (as defined below).

Pursuant to the Merger Agreement, each option to purchase common shares granted under the Company’s compensation plans that is outstanding, or by the terms of the award agreement is being treated as outstanding, immediately prior to the Effective Time, will, as of the Effective Time, become fully vested and will be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the aggregate number of common shares subject to such option and (ii) the excess, if any, of the Merger Consideration over the per share exercise price of such option. In addition, each award of restricted share units relating to common shares that is outstanding, or by the terms of the award agreement is being treated as outstanding, immediately prior to the Effective Time, will, as of the Effective Time, become fully vested, free of restrictions and will be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the aggregate number of common shares subject to such award and (ii) the Merger Consideration. Any such restricted share unit award that becomes vested based on the achievement of performance goals will be treated as if the maximum level of performance was achieved for purposes of determining the number of common shares subject to such award (other than performance goals based on the amount of the Merger Consideration, in which case the level of achievement will be based on the amount of the Merger Consideration). Furthermore, the warrant to acquire common shares shall, as of the Effective Time, be redeemed or canceled in exchange for the right to receive (a) an amount in cash, without interest, equal to the product of (i) the aggregate number of common shares such warrant is exercisable into (the "Warrant Shares"), multiplied by (ii) the excess, if any, of the Merger Consideration over the per share exercise price of such warrant and (b) accrued dividends, and future dividends made prior to the closing, in respect of the Warrant Shares.

Notwithstanding the foregoing, certain of our employees have entered into rollover agreements with Parent pursuant to which certain of their equity will be rolled over into Parent (the “Rollover Shares”), including that certain of their restricted share units that are scheduled to vest on or after January 1, 2017 will not become vested or settled in connection with the Merger and instead will be assumed by Parent and will continue to vest in accordance with such restricted share units' regular vesting schedule (subject to acceleration or forfeiture upon certain terminations of employment).

The Merger Agreement contains certain customary termination rights for the Company and Parent including, among others, the right to terminate in the event that the Merger has not been consummated on or before January 31, 2017. Additionally, the Company has agreed to pay Parent a termination fee of 13,332,000 in cash upon termination of the Merger Agreement under certain specified circumstances, including in connection with a termination of the Merger Agreement by the Company to enter into a Superior Proposal, as defined in the Merger Agreement, or a change in the Company’s board of director’s recommendation that the Company’s shareholders vote for the Merger.

As of October 31, 2016, the Company has obtained sufficient consents under its investment advisory agreements to the deemed assignment of those agreements resulting from the change in control that will take place upon the closing of the Merger from the Company's fund clients and other clients, as required by the Merger Agreement. Consummation of the Merger is subject to certain other conditions, including the receipt of the necessary approval from the Company’s shareholders and other customary closing conditions. The Merger is expected to close shortly after the annual meeting of the Company's shareholders, which is scheduled for November 16, 2016, at 10:00 a.m. Eastern time.

The Merger Agreement contains representations and warranties customary for transactions of this type. The Company has agreed to various customary covenants and agreements, including, among others, agreements to conduct its business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time, not to engage in certain kinds of transactions during this period, and to convene and hold a meeting of its shareholders for the purpose of approving the Merger Agreement.

Concurrent with and as a condition to Parent entering into the Merger Agreement and incurring the obligations set forth therein, DFR Holdings, LLC (“DRF Holdings”) entered into a Voting Agreement with Parent and the Company with respect to all common shares beneficially owned by DFR Holdings, together with any other voting securities of the Company and any securities convertible into or exercisable or exchangeable for common shares or other voting securities of the Company, pursuant to which DFR Holdings agrees, inter alia, to vote in favor of the Merger and the approval of the Merger Agreement, subject to certain exceptions. DFR Holdings beneficially owns approximately 80% of the outstanding common shares of the Company.

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

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Reorganization Transaction was a transaction between entities under common control; therefore, the prior year comparative Condensed Consolidated Financial Statements include the Consolidated Balance Sheet, Statement of Operations, Comprehensive Income (Loss), Equity and Cash Flows as of December 31, 2015 and for the three and nine months ended September 30, 2015 of CIFC Corp. During the third quarter of 2015, we adopted certain Accounting Standard Updates ("ASU") issued by the Financial Accounting Standards Board ("FASB") such as the deconsolidation of certain CLOs and Funds (or ASU 2015-02) and the valuation of financial assets and liabilities of Consolidated CLOs (or ASU 2014-13) which were applied on a modified retroactive basis (or January 1, 2015). Further, the Condensed Consolidated Financial Statements and the related notes for the three and nine months ended September 30, 2015 have been re-presented to reflect a detailed break-out of line items previously included within Net results of Consolidated Entities on the Condensed Consolidated Statements of Operations.
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

Consolidated Entities—Consolidated Entities includes the operating results of the Consolidated Funds and the Consolidated VIEs. As of September 30, 2016 and December 31, 2015, the Company held $99.6 million and $81.8 million of investments in its Consolidated Entities, respectively.

Consolidated VIEs—The Company consolidates variable interest entities in which it is deemed the primary beneficiary. These Consolidated VIEs generally include certain CLOs (collectively, the "Consolidated CLOs"), warehouses, loan investment products, and other similar legal entities.

The Company holds interests in and manages an open-end credit fund that invests primarily in second-lien loans. The Company consolidated the fund as it was deemed the primary beneficiary. As the investment manager, the Company cannot be removed and held a significant financial interest in the fund. As of September 30, 2016 and December 31, 2015, the Company held an investment of $36.7 million and $33.2 million, respectively, and the limited partners held $8.4 million and $7.8 million, respectively, which is reported in "Noncontrolling interests in Consolidated Funds" on the Condensed Consolidated Balance Sheets.

During the nine months ended September 30, 2016, the Company purchased and sold residual interests in certain CLOs. As a result of these transactions, the Company deemed the expected potential returns on 2 CLOs significant while 1 CLO was no longer potentially significant. As such, during the nine months ended September 30, 2016, the Company consolidated 2 additional CLOs and deconsolidated 1 CLO. As of September 30, 2016 and December 31, 2015, the Company consolidated 3 CLOs and 2 credit funds and 2 CLOs and 2 credit funds, respectively. During the three months ended September 30, 2016, the Company consolidated 3 CLOs and 2 credit funds and during the nine months ended September 30, 2016, the Company consolidated 4 CLOs (of which 1 was deconsolidated as of June 30, 2016) and 2 credit funds. During the three and nine months ended September 30, 2015, the Company consolidated 2 CLOs and 2 credit funds.

Unconsolidated VOEs—The Company holds interests in and manages two closed-end structured credit funds that invest primarily in CLOs and warehouses. As of September 30, 2016 and December 31, 2015, the aggregate carrying value of the Company's investments, as the general partner of these funds, was $19.1 million and $26.0 million, respectively. The limited partners of the Funds may remove the general partner's presumption of control, and as such, the Company did not consolidate these Funds. The Company's investments in these Funds is recorded in "Investments" on the Company's Condensed Consolidated Balance Sheets.

Unconsolidated VIEs—As of September 30, 2016, the Company had variable interests in 24 CLOs, 8 CDOs, 2 warehouses (see below), and 2 Non-CLO products, which the Company managed, that were not consolidated (collectively the "Unconsolidated VIEs") as the Company was not deemed to be the primary beneficiary. As of December 31, 2015, the Company's Unconsolidated VIEs included 28 CLOs, 8 CDOs and 2 Non-CLO products.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company's maximum exposure to loss on Unconsolidated VIEs includes its investment, management fee receivables and future management fees collectible by the Company. As of September 30, 2016 and December 31, 2015 the Company invested $91.2 million and $29.0 million, respectively, in Unconsolidated VIEs and the Company's management fee receivables were $3.8 million and $4.1 million, respectively.

Warehouses—From time to time, the Company will create special purpose vehicles ("SPVs") to warehouse SSCLs in advance of sponsoring new CLOs or other Funds. The Company may contribute equity to the new SPVs, which are typically levered three to five times depending on the terms agreed to with the warehousing counterparties. When the related CLO or Fund is sponsored, typically around three to nine months later, the warehouse is “terminated,” with it concurrently repaying the related financing and returning to the Company its equity contribution, net of gains and losses, if any. As of September 30, 2016 and December 31, 2015, the Company did not consolidate any warehouses. As of September 30, 2016, the Company held variable interests in 2 warehouses for which it was not deemed to be the primary beneficiary.

The Company holds interests in and manages an open-end credit fund that invests in performing U.S. SSCLs to provide capital appreciation and risk-adjusted returns to its investors. The Company does not consolidate this fund as it does not have a significant financial interest in the fund and was not deemed the primary beneficiary of the fund. As of September 30, 2016 and December 31, 2015, the carrying value of the Company's investment, as the general partner of this fund, was $5.8 million and $5.4 million, respectively.

Note 3—Summary of Significant Accounting Policies and Recent Accounting Updates

As of September 30, 2016, the Company's significant accounting policies, which are detailed in the 2015 Annual Report have not changed materially.

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

The following table summarizes the Company's total maximum exposure to loss on these Consolidated VIEs, as follows (1):

	September 30, 2016	December 31, 2015
	(In thousands)
Maximum exposure to loss:
Investments and beneficial interests (2)	$99,568	$81,752
Receivables	406	605
Total maximum exposure to loss	$99,974	$82,357

Explanatory Notes:
________________________________

(1)	In addition, exposure to loss includes future management fees on the Consolidated VIEs, which are not included in the table.

(2)	Investments made in our Consolidated VIEs are eliminated in consolidation.

Note 5—Fair Value
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Fair Value Hierarchy—The following table summarizes the assets and liabilities carried at fair value on a recurring basis, by class and level:

	September 30, 2016					December 31, 2015
	Level 1	Level 2	Level 3	NAV	Estimated Fair Value	Level 1	Level 2	Level 3	NAV	Estimated Fair Value
	(In thousands)					(In thousands)
Assets
Investments:
Credit Funds	$—	$—	$—	$24,845	$24,845	$—	$—	$—	$31,411	$31,411
Warehouses	—	—	68,635	—	68,635	—	—	—	—	—
Structured products & other	—	138	18,288	—	18,426	—	1,768	37,517	—	39,285
Subtotal	—	138	86,923	24,845	111,906	—	1,768	37,517	31,411	70,696
Consolidated Entities:
Loans	—	1,453,866	388,613	—	1,842,479	—	1,067,539	281,868	—	1,349,407
Structured products & other	—	789	—	—	789	—	840	1,156	—	1,996
Total Consolidated Entities	—	1,454,655	388,613	—	1,843,268	—	1,068,379	283,024	—	1,351,403
Total Assets	$—	$1,454,793	$475,536	$24,845	$1,955,174	$—	$1,070,147	$320,541	$31,411	$1,422,099
Liabilities
Contingent liabilities	$—	$—	$7,694	$—	$7,694	$—	$—	$8,338	$—	$8,338
Total Liabilities	$—	$—	$7,694	$—	$7,694	$—	$—	$8,338	$—	$8,338

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

	Level 3 Financial Assets
	For the Three Months Ended September 30, 2016
	Investments			Investment Assets of Consolidated Entities
	Structured Products & Other	Warehouses	Total	Loans	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$24,462	$44,990	$69,452	$426,967	$321	$427,288
Transfers into Level 3 (1)	1,475	—	1,475	96,509	—	96,509
Transfers out of Level 3 (2)	—	—	—	(126,116)	—	(126,116)
Net realized/unrealized gains (losses)	3,306	6,645	9,951	5,822	60	5,882
Purchases	4,101	17,000	21,101	30,502	—	30,502
Sales	(14,222)	—	(14,222)	(19,444)	(381)	(19,825)
Settlements	(834)	—	(834)	(25,627)	—	(25,627)
Estimated fair value, end of period	$18,288	$68,635	$86,923	$388,613	$—	$388,613
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$2,142	$6,645	$8,787	$5,346	$—	$5,346

	For the Nine Months Ended September 30, 2016
	Investments			Investment Assets of Consolidated Entities
	Structured Products & Other	Warehouses	Total	Loans	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$37,517	$—	$37,517	$281,868	$1,156	$283,024
Transfers into Level 3 (1)	1,475	—	1,475	299,292	—	299,292
Transfers out of Level 3 (2)	—	—	—	(319,936)	—	(319,936)
Transfers in(out) due to consolidation or acquisition	(23,443)	—	(23,443)	205,361	—	205,361
Transfers out due to deconsolidation	—	—	—	(75,327)	—	(75,327)
Net realized/unrealized gains (losses)	4,259	7,513	11,772	7,907	35	7,942
Purchases	39,222	61,122	100,344	83,492	—	83,492
Sales	(38,195)	—	(38,195)	(41,425)	(1,191)	(42,616)
Settlements	(2,547)	—	(2,547)	(52,619)	—	(52,619)
Estimated fair value, end of period	$18,288	$68,635	$86,923	$388,613	$—	$388,613
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$2,104	$7,513	$9,617	$10,226	$—	$10,226

	For the Three Months Ended September 30, 2015
	Investments			Investment Assets of Consolidated Entities
	Loans	Structured Products & Other	Total	Loans	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$1,996	$43,439	$45,435	$73,151	$3,494	$76,645
Transfers into Level 3 (1)	—	—	—	4,717	—	4,717
Transfers out of Level 3 (2) (3)	—	—	—	(15,930)	—	(15,930)
Net realized/unrealized gains (losses) (3)	4	(2,459)	(2,455)	(726)	(209)	(935)
Purchases (3)	—	11,870	11,870	85,147	—	85,147
Sales (3)	(2,000)	(5,484)	(7,484)	(20,400)	(1,987)	(22,387)
Settlements (3)	—	—	—	(1,282)	—	(1,282)
Estimated fair value, end of period	$—	$47,366	$47,366	$124,677	$1,298	$125,975
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$—	$(3,806)	$(3,806)	$(370)	$(69)	$(439)

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For the Nine Months Ended September 30, 2015
	Investments			Investment Assets of Consolidated Entities
	Loans	Structured Products & Other	Total	Loans	Corporate Bonds	Structured Products & Other	Total
	(In thousands)
Estimated fair value, beginning of period	$967	$7,604	$8,571	$2,517,887	$478	$69,973	$2,588,338
Transfers into Level 3 (1)	—	—	—	11,237	—	—	11,237
Transfers out of Level 3 (2) (3)	—	—	—	(21,758)	—	(1,803)	(23,561)
Transfers in (out) due to deconsolidation (3)	—	—	—	(2,476,625)	(478)	(67,383)	(2,544,486)
Net realized/unrealized gains (losses) (3)	33	(2,212)	(2,179)	(1,352)	—	(2)	(1,354)
Purchases (3)	2,971	76,192	79,163	201,860	—	3,742	205,602
Sales (3)	(3,971)	(34,218)	(38,189)	(91,240)	—	(3,229)	(94,469)
Settlements (3)	—	—	—	(15,332)	—	—	(15,332)
Estimated fair value, end of period	$—	$47,366	$47,366	$124,677	$—	$1,298	$125,975
Change in unrealized gains (losses) for the period for the assets held as of the end of the period	$—	$(4,028)	$(4,028)	$(369)	$—	$(21)	$(390)

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

(3)
The adoption of ASU 2015-02 was applied on a modified retrospective basis. Transfers out, net realized/unrealized gains (losses), purchases, sales and settlements for the three and nine months ended September 30, 2015 reflect the deconsolidation of CLOs as of January 1, 2015.

	For the Three Months Ended September 30,
	2016	2015
	Contingent Liabilities
	(In thousands)
Estimated fair value, beginning of period	$7,680	$11,054
Net realized/unrealized (gains) losses (1)	237	502
Settlements (1) (2)	(223)	(695)
Estimated fair value, end of period	$7,694	$10,861
Change in Net realized/unrealized (gains) losses for the period for the liabilities outstanding as of the end of the period	$(237)	$(502)

	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015
	Contingent Liabilities	Contingent Liabilities	Long-term Debt of Consolidated Entities	Total
	(In thousands)
Estimated fair value, beginning of period	$8,338	$12,668	$12,049,034	$12,061,702
Transfer in (out) due to deconsolidation (1)(3)	—	—	(12,049,034)	(12,049,034)
Net realized/unrealized (gains) losses (1)	451	1,792	—	1,792
Settlements (1)(2)	(1,095)	(3,599)	—	(3,599)
Estimated fair value, end of period	$7,694	$10,861	$—	$10,861
Change in unrealized (gains) losses for the period for the liabilities outstanding as of the end of the period	$451	$(1,792)	$—	$(1,792)

Explanatory Notes:
__________________________

(1)
The adoption of ASU 2015-02 was applied on a modified retrospective basis. Transfers out, net realized/unrealized gains (losses), and settlements for the three and nine months ended September 30, 2015 reflect the deconsolidation of CLOs as of January 1, 2015.

(2)	For Contingent Liabilities, amount represents payments made and due related to the contingent liabilities from the merger with Legacy CIFC (Note 8).

(3)	Pursuant to the adoption of ASU 2014-13, the Long-term Debt of Consolidated Entities have been remeasured in accordance with the new guidance.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Value Methodologies of Financial Instruments

The following is a description of the Company's valuation methodologies for financial instruments measured at fair value by class as required by ASC Topic 820, including the general classification of such instruments pursuant to the valuation hierarchy.

Credit Funds—Amounts include the Company's investment in unconsolidated credit funds where the Company co-invests with third-party investors. The fair value of investments in credit funds are generally determined based on the Company's proportionate share of the net asset value ("NAV") of the fund. Investors in the Company’s open-ended credit funds may redeem their interests, at any time, within 30 days after notice. Investors in the Company’s closed-end credit funds generally cannot redeem. The Company estimates that closed-end funds are expected to liquidate over 2 to 6 years. The Company has no unfunded commitments in its open-ended and closed-end credit funds. The Company's investments in credit funds have been excluded from the fair value hierarchy table.

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

In addition, included in Structured Products and Other are (i) equity securities not listed for trading on a national exchange ("Non-listed Equity Securities") received on certain loan restructurings within our portfolio and (ii) on occasion, warehouse total return swaps ("TRS," Note 6). Similar to the fair value of loans, Non-listed Equity Securities are valued using a third-party pricing service. When the fair value of a Non-listed Equity Security is determined using two or more quotes, it is classified as Level 2 within the fair value hierarchy, and when the fair value is determined using less than two quotes, it is classified as Level 3 within the fair value hierarchy. The fair value of a warehouse TRS is calculated as the sum of (i) the change in fair value of the reference obligations (SSCLs are valued at a composite of the mid-point in the bid-ask spread of broker quotes) since they became reference obligations, (ii) net realized gains (losses) on reference obligations sold during the period and (iii) interest income earned on the reference obligations, less an amount equal to the London Interbank Offered Rate (or "LIBOR") plus an agreed upon margin on

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

the outstanding notional amount of the reference obligations. The warehouse TRS values are classified as Level 2 within the fair value hierarchy.

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

	September 30, 2016			September 30, 2016	December 31, 2015	Impact of Increase in Input on Fair Value Measurement (1)
Financial Liabilities	Fair Value (In thousands)	Valuation Technique	Significant Unobservable Input	Range	Range
Contingent Liabilities	$7,694	Discounted cash flows	Discount rate (2)	6.0% - 12.0%	6.7% - 12.0%	Decrease
			Default rate (3)	2%	2%	Decrease
			Recovery rate (3)	70%	70%	Increase
			Pre-payment rate (3)	25%	40%	Decrease
			Reinvestment spread of assets above LIBOR	3.3% - 4.0%	3.0 - 3.8%	Increase
			Reinvestment price of assets	100.0	100.0	Increase

Explanatory Notes:
____________________________

(1)	The impact of a decrease in input would have the opposite impact to the fair value as that presented in the table.

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

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Carrying Value and Estimated Fair Value of Financial Assets and Liabilities

The Company has not elected the fair value option for certain financial liabilities. A summary of the carrying value and estimated fair value of those liabilities are as follows:

	As of September 30, 2016		As of December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(In thousands)
Financial liabilities:
Long-term debt:
Junior Subordinated Notes (1)	$118,327	$51,983	$118,259	$57,371
Senior Notes (2)	$37,907	$41,871	$37,902	$40,000

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

Investments of the Consolidated Entities are diversified over multiple industries. In addition, applicable agreements governing CLOs and warehouses outline industry concentration limits. Management does not believe the Company has any significant industry concentration risks.

Note 6—Derivative Instruments and Hedging Activities

Total Return Swap—During the nine months ended September 30, 2015, the Company, through a warehouse SPV, entered into a TRS agreement with a third-party bank, in lieu of financing. Under the TRS agreement, the Company received the income on the reference obligations (including gains on terminated reference obligations) and paid the counterparty an amount equal to three month LIBOR plus a margin on the outstanding notional amount of the reference obligations and losses on terminated reference obligations. The Company also consolidated this warehouse SPV as it was a VIE in which the Company was deemed the primary beneficiary (Note 2). During the nine months ended September 30, 2015 the warehouse agreement was terminated in conjunction with the issuance of a CLO.

Net gain (loss) related to other derivative instruments for the three and nine months ended September 30, 2016 was $(0.2) million and $(0.5) million, respectively, and for the three and nine months ended September 30, 2015, the Company recognized net gain (loss) of $2.4 million and $4.1 million, respectively, related to the TRS agreement and other derivative instruments.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 7—Intangible Assets

Intangible assets are comprised of the following:

	Weighted-Average Remaining Estimated Useful Life	Gross Carrying Amount (1)	Accumulated Amortization (2)	Net Carrying Amount
	(In years)	(In thousands)
September 30, 2016:
Investment management contracts	1.6	$40,405	$38,244	$2,161
Referral arrangement	3.0	3,810	2,667	1,143
Non-compete agreements	1.5	1,284	1,009	275
Trade name	4.5	1,250	688	562
Total intangible assets		$46,749	$42,608	$4,141
December 31, 2015:
Investment management contracts	2.4	$71,113	$67,040	$4,073
Referral arrangement	3.8	3,810	2,096	1,714
Non-compete agreements	2.2	1,535	1,122	413
Trade name	5.2	1,250	593	657
Total intangible assets		$77,708	$70,851	$6,857

Explanatory Notes:
_________________________________

(1)	Gross carrying amounts as of September 30, 2016 have been reduced to reflect fully impaired and amortized assets.

(2)
The Company recorded amortization expense on its intangible assets of $0.5 million and $2.2 million for the three and nine months ended September 30, 2016, respectively, and $1.4 million and $5.2 million for the three and nine months ended September 30, 2015, respectively.

The following table presents expected amortization expense of the existing intangible assets:

(In thousands)
2016 (three months remaining)	$399
2017	1,726
2018	1,449
2019	411
2020	125
Thereafter	31
$4,141

The Company received notice from holders of certain CLOs exercising their right to call the CLOs for redemption. As a result of these calls, the Company recorded impairment charges of $0.5 million for the nine months ended September 30, 2016 and $0.5 million and $1.2 million for the three and nine and months ended September 30, 2015, respectively, to fully impair intangible assets associated with these management contracts.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 8—Contingent Liabilities

Contingent Liabilities—In addition to the consideration paid in connection with the merger with Commercial Industrial Finance Corp. ("Legacy CIFC") (the "Legacy Merger"), the Company was required to pay CIFC Parent Holdings LLC ("CIFC Parent") a portion of incentive fees earned on six CLOs managed by CIFC Asset Management LLC (the "Legacy CIFC CLOs"). The terms of these payments were as follows: (i) the first $15.0 million of incentive fees received (which was fulfilled in 2013), (ii) 50% of any incentive fees in excess of $15.0 million in aggregate received from the Legacy CIFC CLOs by the combined company over ten years from April 13, 2011 (the "Legacy Merger Closing Date") and (iii) payments relating to the present value of any such incentive fees from the Legacy CIFC CLOs that remain payable to the combined company after the tenth anniversary of the Legacy Merger Closing Date. The Company made total payments of $0.2 million and $1.5 million for the three and nine months ended September 30, 2016, respectively, and $0.7 million and $2.5 million for the three and nine months ended September 30, 2015, respectively, related to these contingent liabilities. As of September 30, 2016, there are no remaining payments under item (i) and the Company made cumulative payments of $17.1 million under (ii) to date.

In addition, the Company also assumed contingent liabilities during the Legacy Merger that primarily represent contingent consideration related to Legacy CIFC’s acquisition of CypressTree Investment Management, LLC ("CypressTree") in December 2010. The assumed contingent liabilities are based on a fixed percentage of certain management fees from the CypressTree CLOs. These fixed percentages vary by CLO. The minimum fixed percentage was 39% since July 2013. As of September 30, 2016, there were no payments due. During the nine months ended September 30, 2015, the Company made its final payments of $1.1 million satisfying its contingent obligation.

Note 9—Long-Term Debt

The following table summarizes the long-term debt:

	September 30, 2016				December 31, 2015
	Par	Carrying Value	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity	Par	Carrying Value	Weighted Average Borrowing Rate	Weighted Average Remaining Maturity
	(In thousands)			(In years)	(In thousands)			(In years)
Recourse Debt:
March Junior Subordinated Notes (1)	$95,000	$93,516	3.34%	19.1	$95,000	$93,456	2.90%	19.8
October Junior Subordinated Notes (2)	25,000	24,811	4.26%	19.1	25,000	24,803	3.82%	19.8
Senior Notes (3)	40,000	37,907	8.50%	9.1	40,000	37,902	8.50%	9.8
Total Recourse Debt	$160,000	$156,234	4.77%	16.6	$160,000	$156,161	4.44%	17.3

Non-Recourse Consolidated Entities' debt:
Consolidated CLOs and Other (4)	$1,848,644	$1,798,669	0.03%	8.1	$1,385,226	$1,308,558	0.02%	9.1
Total Non-recourse Debt	$1,848,644	$1,798,669	0.03%	8.1	$1,385,226	$1,308,558	0.02%	9.1

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

(3)
The Senior Notes bear interest at 8.5% and mature on October 30, 2025. As of January 1, 2016, the Company temporarily did not meet certain registration requirements under the indenture (and associated agreements) and incurred additional interest of 25 to 75 basis points per annum for the three and nine months ended September 30, 2016. On July 19, 2016, the Company cured these conditions and the additional interest no longer applied.

(4)
The subordinated notes of the Consolidated CLOs do not have a stated interest rate and have been excluded from the calculation of the weighted average borrowing rate. As of September 30, 2016 and December 31, 2015, long-term debt of the Consolidated CLOs and Other includes $152.2 million and $153.1 million of credit fund debt, respectively.

Non-Recourse Consolidated Entities' Debt—The debt and equity holders only have recourse to the total assets of the respective Consolidated Entity's assets.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidated Entities— During the nine months ended September 30, 2016, the Company consolidated 4 CLOs (of which 1 was deconsolidated as of June 30, 2016) and 2 credit funds (Note 2). The Consolidated Entities distributed $17.9 million to the holders of their subordinated notes and paid down $37.4 million of their outstanding debt.
During the nine months ended September 30, 2015, the Company consolidated 2 CLOs and 2 credit funds . The Consolidated Entities issued $484.4 million of debt, paid down $57.4 million of their outstanding debt, made net borrowings under revolving credit facilities of $140.7 million and distributed $2.0 million to the holders of their subordinated notes.
The carrying value of the assets of the Consolidated CLOs, which are the only assets to which the Consolidated CLO debt holders have recourse for repayment was $1.8 billion and $1.2 billion as of September 30, 2016 and December 31, 2015, respectively.
Note 10—Equity

Common Shares— The Company declared aggregate distributions of $0.10 and $0.69 per common share for the three and nine months ended September 30, 2016, respectively, and $0.10 and $0.30 per common share for the three and nine months ended September 30, 2015, respectively.
On April 28, 2016, in connection with the Reorganization Transaction, two holders of record (the “Dissenting Shareholders”) with a total of 2,026,315 shares of common stock of CIFC Corp. (“Dissenting Shares”) filed petitions for appraisal with the Delaware Court of Chancery ("Delaware Court"). These shares are no longer outstanding. The Dissenting Shareholders will be entitled to receive a cash amount from CIFC Corp. equal to the fair value of the Dissenting Shares as of December 31, 2015, as determined by the Delaware Court. The Company recorded a liability of $11.3 million based on the closing stock price as of December 31, 2015. The liability is based on management's estimate of the value of the Dissenting Shares, and there can be no assurance that the amounts accrued will be the same amount determined by the Delaware Court. Further, the Dissenting Shareholders were no longer entitled to dividends declared after December 31, 2015.
Treasury Share/Share Repurchases—During the nine months ended September 30, 2016, the Company repurchased 75,296 common shares in open-market transactions for an aggregate cost (including transaction costs) of $0.4 million with an average price per share of $5.75. The Board authorized the constructive retirement of all of these shares and the cost of these shares was reclassified from Treasury shares to Additional paid-in capital on the Condensed Consolidated Balance Sheet.

During the three and nine months ended September 30, 2015, the Company repurchased 31,276 and 34,753 common shares respectively, in open-market transactions. The aggregate cost (including transaction costs) for both the three and nine months ended September 30, 2015 was $0.2 million, with an average price per share of $7.09 and $7.10, respectively. As of September 30, 2016, the Company was authorized to repurchase up to $3.8 million of its common shares under the share repurchase program.

Share-based Compensation— As of September 30, 2016, there was $12.9 million of estimated unrecognized compensation expense related to unvested share options and Restricted Stock Unit ("RSU") awards, net of estimated forfeitures. The remaining weighted average vesting periods of RSUs and options are 2.27 and 0.13 years, respectively.

RSUs—During the nine months ended September 30, 2016, the Company granted to executives, employees and directors 1,392,562 RSUs. Employee awards generally vest over 3 years, with 33% vesting at the end of the grant year and the remainder of the award vesting ratably on a quarterly basis for the remaining 2 years (until the last vesting date as stated in the award agreement). These awards include RSUs with performance conditions that affect the number of shares granted. As such, for the three and nine months ended September 30, 2016, total shares granted and compensation expense recognized were based on a determination of the most probable outcome of the performance conditions. Further, director awards are service-based RSUs that vest one year after grant.

For all 2016 RSU grants, awards are entitled to distribution equivalent rights. As such, the fair value of the awards was determined using the Company's grant date common share price. For RSU awards that were not entitled to distribution equivalent rights, the fair value of the awards was determined using the Company's grant date common share price less the present value of the expected distributions forgone during the vesting period.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes restricted share unit activity:

	For the Nine Months Ended September 30, 2016	Weighted Average Grant Date Fair Value
Restricted share units outstanding, beginning of period (1)	2,033,510	$7.69
Granted (1)(2)	1,392,562	$5.84
Vested	(370,870)	$7.91
Forfeited (3)	(104,040)	$5.93
Restricted share units outstanding, end of period	2,951,162	$6.64

Explanatory Notes:
_________________________________

(1)
Beginning balance weighted average grant date fair value excludes 540,000 of performance based RSUs of which 180,000 have been included in the weighted average grant date fair value for RSUs granted during the nine months ended September 30, 2016.

(2)	Shareholder approval is required to increase the number of shares available under the Company’s 2011 Stock and Incentive Plan to accommodate these new grants.

(3)	The forfeited share-based awards are returned to the grant pool for reissuance under the 2011 Stock Plan.

Share Options—The following table summarizes certain share options activity:

	Number of Shares Underlying Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2015	3,285,313	$6.69	4.64	$788
Exercised (1)	(100,000)	$4.83
Outstanding at September 30, 2016	3,185,313	$6.75	3.93	$14,081
Exercisable at September 30, 2016	3,037,787	$6.66	3.77	$13,709
Vested and Expected to vest at September 30, 2016 (2)	3,177,547	$6.74	3.93	$14,061

Explanatory Notes:
________________________________

(1)	During the nine months ended September 30, 2016 and 2015, the total intrinsic value of options exercised was $132.0 thousand and $78.3 thousand, respectively.

(2)	Includes a reduction to outstanding options at period end for expected forfeiture rate over the life of the options.

Note 11 —Earnings (Loss) Per Share

The following table presents the calculation of basic and diluted earnings (loss) per share ("EPS"):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income (loss) attributable to the Company - basic & diluted	$17,671	$1,469	$39,760	$8,000

Weighted-average shares - basic (1)	23,620	25,368	24,354	25,317
Share options (2)	818	633	508	660
Warrants	927	275	698	365
Unvested RSUs	836	189	528	152
Weighted-average shares - diluted (1)	26,201	26,465	26,088	26,494

Earnings (loss) per share
Basic (1)	$0.75	$0.06	$1.63	$0.32
Diluted (1)	$0.67	$0.06	$1.52	$0.30

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Explanatory Notes:
________________________________

(1)
Weighted-average number of shares outstanding basic and diluted excludes Dissenting Shares as of April 28, 2016 (Note 10). Excluding the Dissenting Shares as of January 1, 2016 (Reorganization Transaction), total weighted average shares basic and diluted for the nine months ended September 30, 2016, would be 23,474,432 and 25,207,793, respectively, and earnings per share basic and diluted would be $1.69 and $1.58, respectively (Note 10).

(2)
The Company excluded anti-dilutive share options from the calculation of diluted EPS of $0.4 million and $1.4 million for the three and nine months ended September 30, 2016, respectively, and $0.8 million for both the three and nine months ended September 30, 2015.

Note 12—Income Taxes

As a result of the Reorganization Transaction, investment income earned by the Company is not subject to tax at the entity level. The difference between the statutory tax rate and the effective tax rate, as well as the change in the effective tax rate compared to the prior year, was primarily attributable to the Reorganization Transaction and to income (loss) from non-controlling interests of Consolidated VIEs. The income (loss) from non-controlling interests of Consolidated VIEs are included in book income (loss) before income taxes but are not taxable income (loss) to the Company. During the nine months ended September 30, 2015, the Company recorded a non-recurring tax expense of approximately $6.3 million attributable to the write-down of deferred tax assets impacted by the New York City law change.

The following table summarizes the Company's tax provision:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Income (loss) before income taxes	$16,759	$1,811	$43,318	$22,074
Income tax expense (benefit)	$(1,267)	$526	$2,879	$13,441
Effective income tax rate (1)	(7.6)%	29.0%	6.6%	60.9%

Explanatory Note:
________________________________

(1)
Deferred income tax expense (benefit) was $0.2 million and $3.0 million for the three and nine months ended September 30, 2016, respectively, and $(0.1) million and $7.3 million for the three and nine months ended September 30, 2015, respectively.

During the three and nine months ended September 30, 2016, there were no material changes to the Company’s uncertain tax positions and the Company believes there will be no significant increases or decreases to the uncertain tax positions within 12 months of the reporting date.

Note 13—Related Party Transactions

DFR Holdings—As of September 30, 2016 and December 31, 2015, DFR Holdings owned approximately 18.8 million of the Company’s shares, which was approximately 80% of the Company's outstanding shares. Accordingly, related party transactions include cash distributions received from the Company (Note 10) from the shares held. In addition, DFR Holdings also holds warrants that provide DFR Holdings the right to purchase 2.0 million voting common shares. These warrants are scheduled to expire on January 24, 2017.

Under the Company's consulting agreement with DFR Holdings, DFR Holdings provides CIFC with ongoing advisory services such as the participation in financial, tax and strategic planning/budgeting, investor interface, new product initiatives, fund raising and recruiting. During the nine months ended September 30, 2016, the Company paid $2.0 million in connection with the consulting agreement and expensed $0.5 million and $1.5 million, for the both three and nine months ended September 30, 2016 and 2015, respectively.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In addition, pursuant to the Third Amended and Restated Stockholders Agreement with DFR Holdings dated December 2, 2013, the Company agreed to nominate to the Company's Board of Directors six directors designated by DFR Holdings (the "DFR Designees"). The DFR Designees will be reduced in the event that DFR Holdings decreases its ownership (on a diluted basis) in CIFC. If DFR Holdings' ownership falls below 5%, it will lose the right to designate any director. The DFR Designees earned an aggregate of $0.1 million and $0.4 million for the three and nine months ended September 30, 2016, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2015, respectively, related to their service as directors of CIFC.
Other—As of September 30, 2016 and December 31, 2015, a board member held $1.0 million of income notes in one of the Company's sponsored CLOs, CIFC Funding 2013-II, Ltd., through an entity in which he is a 50% equity holder.
Funds—All CIFC investments in credit funds are related party transactions (Note 2). As of September 30, 2016 and December 31, 2015, key employees and directors of the Company (including related entities) invested an aggregate of $3.5 million and $4.7 million, respectively, in 4 credit funds. Key employees are not charged management or incentive fees, where applicable, on their investments. Directors were charged management and/or incentive fees, where applicable, similar to certain other investors. For all periods presented in 2016 and 2015, these fees were de minimis.

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
Lease Commitments—During both the three and nine months ended September 30, 2016 and 2015, total occupancy expense was $0.5 million and $1.3 million, respectively.
Unfunded Loan Commitments— Certain of the Consolidated Entities have assets which include delayed draw term loans and unfunded revolvers. Unfunded loan commitments represent the estimated fair value of those delayed draw term loans and unfunded revolvers. As of September 30, 2016 and December 31, 2015, the Consolidated Entities had unfunded loan commitments of $1.7 million and $1.0 million, respectively. The timing and amount of additional funding on these loans are at the discretion of the borrower, to the extent the borrower satisfies certain requirements and provides certain documentation.

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

The following condensed consolidating financial information presents the Consolidating Balance Sheets, Statement of Operations, Comprehensive Income (Loss) and Cash Flows of the Guarantor, Non-Guarantor subsidiaries (or Investment Vehicles) and the eliminations necessary to arrive at the information for the Company on a consolidated basis as of September 30, 2016 and December 31, 2015, and for each of the three and nine months ended September 30, 2016 and 2015. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Certain immaterial balances have been reclassified in the prior year financial statements to conform to the current year presentation (Note 2). The condensed consolidating financial information below assumes that the Senior Notes were guaranteed by CIFC as of January 1, 2015. Further, all Consolidated Entities are considered Non-Guarantor subsidiaries.

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Consolidating Balance Sheets (Unaudited)
September 30, 2016

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
ASSETS
Cash and cash equivalents	$75	$4,827	$33,941	$—	$—	$38,843
Restricted cash and cash equivalents	—	—	1,694	—	—	1,694
Investments	—	—	211,474	—	(99,568)	111,906
Intercompany investments in subsidiaries	203,417	105,856	69,992	—	(379,265)	—
Receivables	—	7,301	7,018	—	(2,946)	11,373
Prepaid and other assets	—	272	603	—	—	875
Deferred tax asset, net	—	41,404	—	—	—	41,404
Equipment and improvements, net	—	—	4,031	—	—	4,031
Intangible assets, net	—	4,141	—	—	—	4,141
Goodwill	—	66,549	9,451	—	—	76,000
Subtotal	203,492	230,350	338,204	—	(481,779)	290,267
Assets of Consolidated Entities:
Restricted cash and cash equivalents	—	—	—	108,681	—	108,681
Due from brokers	—	—	—	33,990	—	33,990
Investments	—	—	—	1,843,268	—	1,843,268
Receivables	—	—	—	6,118	—	6,118
Prepaid and other assets	—	—	—	147	—	147
Total assets of Consolidated Entities	—	—	—	1,992,204	—	1,992,204
TOTAL ASSETS	$203,492	$230,350	$338,204	$1,992,204	$(481,779)	$2,282,471
LIABILITIES
Due to brokers	$—	$—	$—	$—	$—	$—
Accrued and other liabilities	15,108	4,124	21,237	—	(2,531)	37,938
Contingent liabilities	—	—	7,694	—	—	7,694
Long-term debt	—	156,234	—	—	—	156,234
Subtotal	15,108	160,358	28,931	—	(2,531)	201,866
Non-Recourse Liabilities of Consolidated Entities:
Due to brokers	—	—	—	80,054	—	80,054
Accrued and other liabilities	—	—	—	556	(406)	150
Interest payable	—	—	—	4,903	—	4,903
Long-term debt	—	—	—	1,861,564	(62,895)	1,798,669
Total Non-Recourse Liabilities of Consolidated Entities	—	—	—	1,947,077	(63,301)	1,883,776
TOTAL LIABILITIES	15,108	160,358	28,931	1,947,077	(65,832)	2,085,642
EQUITY
Common shares	24	1	—	—	(1)	24
Intercompany Preferred Units (1)	—	—	86,489	—	(86,489)	—
Additional paid-in capital	986,520	888,830	588,747	—	(1,477,577)	986,520
Retained earnings (deficit)	(798,160)	(818,839)	(365,963)	—	1,184,802	(798,160)
TOTAL CIFC LLC SHAREHOLDERS’ EQUITY	188,384	69,992	309,273	—	(379,265)	188,384
Consolidated Fund Equity/Noncontrolling interests	—	—	—	45,127	(36,682)	8,445
TOTAL EQUITY	188,384	69,992	309,273	45,127	(415,947)	196,829
TOTAL LIABILITIES AND EQUITY	$203,492	$230,350	$338,204	$1,992,204	$(481,779)	$2,282,471

Explanatory Note:
_________________________________

(1)	CIFC Corp. holds 85.0 million of intercompany non-voting series A preferred units that bear an annual rate of 3.5%.

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

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statements of Operations (Unaudited)
For the Three Months Ended September 30, 2016

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Revenues
Management and incentive fees	$—	$—	$17,120	$—	$(2,511)	$14,609
Interest income from investments	—	—	4,573	—	(3,274)	1,299
Intercompany - preferred units dividend income	—	756	—	—	(756)	—
Interest income - Consolidated Entities	—	—	—	24,799	—	24,799
Total net revenues	—	756	21,693	24,799	(6,541)	40,707
Expenses
Employee compensation and benefits	—	—	10,472	—	—	10,472
Share-based compensation	46	46	1,413	—	—	1,505
Professional services	2,267	2,140	821	—	—	5,228
General and administrative expenses	409	518	1,507	—	—	2,434
Depreciation and amortization	—	539	378	—	—	917
Corporate interest expense	—	2,004	—	—	—	2,004
Expenses - Consolidated Entities	—	—	—	3,216	(2,508)	708
Interest expense - Consolidated Entities	—	—	—	11,830	—	11,830
Total expenses	2,722	5,247	14,591	15,046	(2,508)	35,098
Other Gain (Loss)
Net gain (loss) on investments	—	—	17,508	—	(5,187)	12,321
Net gain (loss) on contingent liabilities	—	—	(237)	—	—	(237)
Net gain (loss) on investments - Consolidated Entities	—	—	—	28,954	—	28,954
Net gain (loss) on liabilities - Consolidated Entities	—	—	—	(36,692)	6,804	(29,888)
Intercompany net gain (loss) on investments in subsidiaries	21,149	2,799	(417)	—	(23,531)	—
Net other gain (loss)	21,149	2,799	16,854	(7,738)	(21,914)	11,150
Income (loss) before income taxes	18,427	(1,692)	23,956	2,015	(25,947)	16,759
Income tax (expense) benefit	—	1,267	—	—	—	1,267
Net income (loss)	18,427	(425)	23,956	2,015	(25,947)	18,026
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(2,015)	1,660	(355)
Net income (loss) attributable to CIFC LLC	$18,427	$(425)	$23,956	$—	$(24,287)	$17,671

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statements of Operations (Unaudited)
For the Nine Months Ended September 30, 2016

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Revenues
Management and incentive fees	$—	$—	$62,171	$—	$(6,470)	$55,701
Interest income from investments	—	—	11,348	—	(7,954)	3,394
Intercompany - preferred units dividend income	—	2,244	—	—	(2,244)	—
Interest income - Consolidated Entities	—	—	—	68,598	—	68,598
Total net revenues	—	2,244	73,519	68,598	(16,668)	127,693
Expenses
Employee compensation and benefits	—	—	29,449	—	—	29,449
Share-based compensation	325	325	4,980	—	—	5,630
Professional services	2,933	3,356	2,696	—	—	8,985
General and administrative expenses	704	1,789	5,001	—	—	7,494
Depreciation and amortization	—	2,090	1,205	—	—	3,295
Impairment of intangible assets	—	—	531	—	—	531
Corporate interest expense	—	5,960	—	—	—	5,960
Expenses - Consolidated Entities	—	—	—	8,175	(6,470)	1,705
Interest expense - Consolidated Entities	—	—	—	32,047	(195)	31,852
Total expenses	3,962	13,520	43,862	40,222	(6,665)	94,901
Other Gain (Loss)
Net gain (loss) on investments	—	—	30,915	—	(14,460)	16,455
Net gain (loss) on contingent liabilities	—	—	(451)	—	—	(451)
Net gain (loss) on investments - Consolidated Entities	—	—	—	55,657	—	55,657
Net gain (loss) on liabilities - Consolidated Entities	—	—	—	(79,891)	18,756	(61,135)
Intercompany net gain (loss) on investments in subsidiaries	45,966	17,784	3,628	—	(67,378)	—
Net other gain (loss)	45,966	17,784	34,092	(24,234)	(63,082)	10,526
Income (loss) before income taxes	42,004	6,508	63,749	4,142	(73,085)	43,318
Income tax (expense) benefit	—	(2,879)	—	—	—	(2,879)
Net income (loss)	42,004	3,629	63,749	4,142	(73,085)	40,439
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(4,142)	3,463	(679)
Net income (loss) attributable to CIFC LLC	$42,004	$3,629	$63,749	$—	$(69,622)	$39,760

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statements of Operations (Unaudited)
For the Three Months Ended September 30, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Revenues
Management and incentive fees	$—	$—	$19,634	$—	$(380)	$19,254
Interest income from investments	—	—	3,219	—	(2,104)	1,115
Interest income - Consolidated Entities	—	—	—	4,143	—	4,143
Total net revenues	—	—	22,853	4,143	(2,484)	24,512
Expenses
Employee compensation and benefits	—	—	7,513	—	—	7,513
Share-based compensation	—	—	1,166	—	—	1,166
Professional services	—	1,916	996	—	—	2,912
General and administrative expenses	—	813	1,600	—	—	2,413
Depreciation and amortization	—	1,217	552	—	—	1,769
Impairment of intangible assets	—	461	—	—	—	461
Corporate interest expense	—	962	—	—	—	962
Expenses - Consolidated Entities	—	—	—	8,947	(382)	8,565
Interest expense - Consolidated Entities	—	—	—	1,606	(19)	1,587
Total expenses	—	5,369	11,827	10,553	(401)	27,348
Other Gain (Loss)
Net gain (loss) on investments	—	—	(3,160)	—	545	(2,615)
Net gain (loss) on contingent liabilities	—	—	(502)	—	—	(502)
Net gain (loss) on investments - Consolidated Entities	—	—	—	(4,642)	—	(4,642)
Net gain (loss) on liabilities - Consolidated Entities	—	—	—	9,572	1,606	11,178
Net gain (loss) on other investments and derivatives - Consolidated Entities	—	—	—	1,228	—	1,228
Intercompany net gain (loss) on investments in subsidiaries	—	7,364	—	—	(7,364)	—
Net other gain (loss)	—	7,364	(3,662)	6,158	(5,213)	4,647
Income (loss) before income taxes	—	1,995	7,364	(252)	(7,296)	1,811
Income tax (expense) benefit	—	(526)	—	—	—	(526)
Net income (loss)	—	1,469	7,364	(252)	(7,296)	1,285
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	252	(68)	184
Net income (loss) attributable to CIFC LLC	$—	$1,469	$7,364	$—	$(7,364)	$1,469

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statements of Operations (Unaudited)
For the Nine Months Ended September 30, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Revenues
Management and incentive fees	$—	$—	$62,284	$—	$(818)	$61,466
Interest income from investments	—	—	8,058	—	(2,109)	5,949
Interest income - Consolidated Entities	—	—	823	9,111	—	9,934
Total net revenues	—	—	71,165	9,111	(2,927)	77,349
Expenses
Employee compensation and benefits	—	—	23,547	—	—	23,547
Share-based compensation	—	269	3,565	—	—	3,834
Professional services	—	3,917	2,717	—	—	6,634
General and administrative expenses	—	2,635	4,591	—	—	7,226
Depreciation and amortization	—	4,547	1,712	—	—	6,259
Impairment of intangible assets	—	1,203	—	—	—	1,203
Corporate interest expense	—	2,256	—	—	—	2,256
Expenses - Consolidated Entities	—	—	16	11,072	(820)	10,268
Interest expense - Consolidated Entities	—	—	231	3,042	(19)	3,254
Total expenses	—	14,827	36,379	14,114	(839)	64,481
Other Gain (Loss)
Net gain (loss) on investments	—	—	2,478	—	(2,433)	45
Net gain (loss) on contingent liabilities	—	—	(1,792)	—	—	(1,792)
Net gain (loss) on investments - Consolidated Entities	—	—	796	(1,325)	—	(529)
Net gain (loss) on liabilities - Consolidated Entities	—	—	—	4,647	3,865	8,512
Net gain (loss) on other investments and derivatives - Consolidated Entities	—	—	—	2,970	—	2,970
Intercompany net gain (loss) on investments in subsidiaries	—	36,268	—	—	(36,268)	—
Net other gain (loss)	—	36,268	1,482	6,292	(34,836)	9,206
Income (loss) before income taxes	—	21,441	36,268	1,289	(36,924)	22,074
Income tax (expense) benefit	—	(13,441)	—	—	—	(13,441)
Net income (loss)	—	8,000	36,268	1,289	(36,924)	8,633
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(1,289)	656	(633)
Net income (loss) attributable to CIFC LLC	$—	$8,000	$36,268	$—	$(36,268)	$8,000

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
For the Three Months Ended September 30, 2016

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Net income (loss)	$18,427	$(425)	$23,956	$2,015	$(25,947)	$18,026
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	18,427	(425)	23,956	2,015	(25,947)	18,026
Comprehensive (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(2,015)	1,660	(355)
Comprehensive income (loss) attributable to CIFC LLC	$18,427	$(425)	$23,956	$—	$(24,287)	$17,671

Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
For the Nine Months Ended September 30, 2016

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Net income (loss)	$42,004	$3,629	$63,749	$4,142	$(73,085)	$40,439
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	42,004	3,629	63,749	4,142	(73,085)	40,439
Comprehensive (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(4,142)	3,463	(679)
Comprehensive income (loss) attributable to CIFC LLC	$42,004	$3,629	$63,749	$—	$(69,622)	$39,760

Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
For the Three Months Ended September 30, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Net income (loss)	$—	$1,469	$7,364	$(252)	$(7,296)	$1,285
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	—	1,469	7,364	(252)	(7,296)	1,285
Comprehensive (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	252	(68)	184
Comprehensive income (loss) attributable to CIFC LLC	$—	$1,469	$7,364	$—	$(7,364)	$1,469

Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
For the Nine Months Ended September 30, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
Net income (loss)	$—	$8,000	$36,268	$1,289	$(36,924)	$8,633
Other comprehensive income (loss)	—	—	—	—	—	—
Comprehensive income (loss)	—	8,000	36,268	1,289	(36,924)	8,633
Comprehensive (income) loss attributable to noncontrolling interests in Consolidated Entities	—	—	—	(1,289)	656	(633)
Comprehensive income (loss) attributable to CIFC LLC	$—	$8,000	$36,268	$—	$(36,268)	$8,000

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statement of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2016

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$42,004	$3,629	$63,749	$4,142	$(73,085)	$40,439
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and other	—	240	—	—	—	240
Share-based compensation	325	325	4,980	—	—	5,630
Net (gain) loss on investments and contingent liabilities / other (gain) loss	—	—	(30,464)	—	14,460	(16,004)
Intercompany- preferred units dividend	(2,244)	—	—	—	2,244	—
Intercompany net (gain) loss on investments in subsidiaries	(45,966)	(17,784)	(3,628)	—	67,378	—
Depreciation and amortization	—	2,090	1,205	—	—	3,295
Impairment of intangible assets	—	—	531	—	—	531
Deferred income tax expense (benefit)	—	3,021	—	—	—	3,021
Tax benefit (shortfall) from share-based payment arrangements	—	220	—	—	—	220
Consolidated Entities:
Net (gain) loss on investments	—	—	—	(55,657)	—	(55,657)
Net (gain) loss on liabilities	—	—	—	79,891	(18,756)	61,135
Changes in operating assets and liabilities:
Receivables	785	(6,684)	20,287	—	(18,830)	(4,442)
Prepaid and other assets	—	1,355	(257)	—	—	1,098
Due to brokers	—	(61)	—	—	—	(61)
Accrued and other liabilities	3,425	(20,284)	6,919	—	18,442	8,502
Consolidated Entities:
Due from brokers	—	—	—	2,942	—	2,942
Purchase of investments	—	—	—	(610,716)	—	(610,716)
Sales of investments	—	—	—	615,484	—	615,484
Receivables	—	—	—	(833)	—	(833)
Due to brokers	—	—	—	(13)	—	(13)
Accrued and other liabilities	—	—	—	(250)	108	(142)
Interest payable	—	—	—	(2,654)	229	(2,425)
Net cash provided by (used in) operating activities	(1,671)	(33,933)	63,322	32,336	(7,810)	52,244
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	—	(108,933)	—	16,222	(92,711)
Sales of investments	—	—	80,770	—	(18,093)	62,677
Intercompany investments in subsidiaries	18,179	32,825	(5,409)	—	(45,595)	—
Purchases of equipment and improvements	—	—	(277)	—	—	(277)
Consolidated Entities:
Change in restricted cash and cash equivalents	—	—	—	32,604	—	32,604
Net cash provided by (used in) investing activities	18,179	32,825	(33,849)	32,604	(47,466)	2,293
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common shares	(435)	—	—	—	—	(435)
Payments of share and debt issuance cost	—	(167)	—	—	—	(167)
Distributions paid	(16,211)	—	—	—	—	(16,211)
Intercompany contributions	—	4,930	32,111	—	(37,041)	—
Intercompany distributions	—	—	(80,441)	—	80,441	—
Intercompany- preferred units dividend	—	—	(2,244)	—	2,244	—
Proceeds from the exercise of options	483	—	—	—	—	483
Payments for tax from the net delivery of restricted share units	(270)	—	—	—	—	(270)
Payments on contingent liabilities	—	—	(1,534)	—	—	(1,534)
Tax (benefit) shortfall from share-based payment arrangements	—	(220)	—	—	—	(220)
Consolidated Entities:
Distributions to noncontrolling interests	—	—	—	(83)	—	(83)
Proceeds from issuance of long-term debt	—	—	—	68	—	68
Payments made on long-term debt	—	—	—	(64,925)	9,632	(55,293)
Net cash provided by (used in) financing activities	(16,433)	4,543	(52,108)	(64,940)	55,276	(73,662)
Net increase (decrease) in cash and cash equivalents	75	3,435	(22,635)	—	—	(19,125)
Cash and cash equivalents at beginning of period	—	1,392	56,576	—	—	57,968
Cash and cash equivalents at end of period	$75	$4,827	$33,941	$—	$—	$38,843

CIFC LLC AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Consolidating Statement of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2015

	Parent/ CIFC LLC	Subsidiary Issuer/ CIFC Corp.	Subsidiary Guarantors	Non Guarantors	Eliminations	CIFC LLC Consolidated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$8,000	$36,268	$1,289	$(36,924)	$8,633
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs and other	—	67	—	—	—	67
Share-based compensation	—	269	3,565	—	—	3,834
Net (gain) loss on investments and contingent liabilities / other (gain) loss	—	—	(686)	—	2,433	1,747
Intercompany net (gain) loss on investments in subsidiaries	—	(36,268)	—	—	36,268	—
Depreciation and amortization	—	4,547	1,712	—	—	6,259
Impairment of intangible assets	—	1,203	—	—	—	1,203
Deferred income tax expense (benefit)	—	7,296	—	—	—	7,296
Tax benefit (shortfall) from share-based payment arrangements	—	(7)	—	—	—	(7)
Consolidated Entities:
Net (gain) loss on investments	—	—	(796)	1,325	—	529
Net (gain) loss on liabilities	—	—	—	(4,647)	(3,865)	(8,512)
Net other (gain) loss	—	—	—	(2,970)	—	(2,970)
Changes in operating assets and liabilities:
Due from brokers	—	—	(62)	—	—	(62)
Receivables	—	(3,262)	(7,940)	—	5,949	(5,253)
Prepaid and other assets	—	1,459	(468)	—	—	991
Due to brokers	—	67	2,625	—	—	2,692
Accrued and other liabilities	—	7,165	(1,366)	—	(5,810)	(11)
Consolidated Entities:
Due from brokers	—	—	14,459	(29,723)	—	(15,264)
Purchase of investments	—	—	(55,016)	(754,795)	—	(809,811)
Sales of investments	—	—	47,462	289,287	—	336,749
Receivables	—	—	(352)	(3,787)	2	(4,137)
Due to brokers	—	—	(7,882)	108,532	—	100,650
Accrued and other liabilities	—	—	6	(4)	(116)	(114)
Interest payable	—	—	(8)	924	(22)	894
Net cash provided by (used in) operating activities	—	(9,464)	31,521	(394,569)	(2,085)	(374,597)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	—	(176,893)	—	110,637	(66,256)
Sales of investments	—	—	137,981	—	(66,319)	71,662
Intercompany investments in subsidiaries	—	(98,222)	—	—	98,222	—
Intercompany distributions from subsidiaries	—	113,984	—	—	(113,984)	—
Purchases of equipment and improvements	—	—	(802)	—	—	(802)
Consolidated Entities:
Change in restricted cash and cash equivalents	—	—	755	(211,660)	—	(210,905)
Net cash provided by (used in) investing activities	—	15,762	(38,959)	(211,660)	28,556	(206,301)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common shares	—	(246)	—	—	—	(246)
Payments of share and debt issuance cost	—	(75)	—	—	—	(75)
Distributions paid	—	(7,598)	—	—	—	(7,598)
Intercompany contributions	—	—	98,222	—	(98,222)	—
Intercompany distributions	—	—	(113,984)	—	113,984	—
Proceeds from extension of warrants	—	350	—	—	—	350
Proceeds from the exercise of options	—	121	—	—	—	121
Payments for tax from the net delivery of restricted share units	—	(265)	—	—	—	(265)
Payments on contingent liabilities	—	—	(3,599)	—	—	(3,599)
Tax (benefits) shortfall from share-based payment arrangements	—	7	—	—	—	7
Consolidated Entities:
Contributions from noncontrolling interests	—	—	—	18,713	(2,613)	16,100
Distributions to noncontrolling interests	—	—	—	(13,470)	—	(13,470)
Proceeds from issuance of long-term debt	—	—	—	684,699	(114,946)	569,753
Payments made on long-term debt	—	—	—	(83,713)	75,326	(8,387)
Net cash provided by (used in) financing activities	—	(7,706)	(19,361)	606,229	(26,471)	552,691
Net increase (decrease) in cash and cash equivalents	—	(1,408)	(26,799)	—	—	(28,207)
Cash and cash equivalents at beginning of period	—	2,157	57,133	—	—	59,290
Cash and cash equivalents at end of period	$—	$749	$30,334	$—	$—	$31,083

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

On December 31, 2015, CIFC Corp., the Company's former publicly traded entity, completed a series of transactions (the "Reorganization Transaction") to become a subsidiary of CIFC LLC, the current publicly traded entity. The series of transactions changed the Company's top-level form of organization from a corporation to a limited liability company. As of January 1, 2016, we are taxed as a partnership. The Reorganization Transaction was a transaction between entities under common control; therefore, the prior year comparative Condensed Consolidated Financial Statements include the Consolidated Balance Sheet, Statement of Operations, Comprehensive Income (Loss), Equity and Cash Flows as of December 31, 2015 and for the three and nine months ended September 30, 2015 of CIFC Corp.

Pending Strategic Transaction

On August 19, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) (see Note 1 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) to be acquired by an affiliate of F.A.B. Partners, a global alternative investment platform that focuses on originating, structuring and actively managing investments across geographies and asset classes, for $11.36 in cash per outstanding common share (the “Strategic Transaction”).

For additional information related to the Strategic Transaction, please refer to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission ("SEC") on October 17, 2016, which includes the full text of the Merger Agreement included as Annex A.

Executive Overview

Strong performance in credit assets continued in the third quarter driven by an increased appetite for risk from investors. The U.S. leveraged loan market posted a 3.08% return over the quarter for a 7.72% return year-to-date (source: S&P/LSTA Leveraged Loan Index). Net investment income was $22.1 million and $42.3 million for the third quarter and year to date, respectively. Our Credit Funds continued to see inflows, pushing Credit Fund AUM to $1.5 billion. Fee income related to Credit Funds increased by 53% to $4.4 million for the year. As expected, the new issue CLO market improved during the third quarter with $19.9 billion of new issuance. We are managing two warehouses and expect to issue two CLOs in the near future. We continue to be well capitalized to issue risk retention compliant CLOs in the future.

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

	September 30, 2016		December 31, 2015		September 30, 2015
(In thousands, except # of Accounts) (1)(2)	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM	Number of Accounts	Fee Earning AUM
Post 2011 CLOs	18	$9,612,489	18	$9,860,519	17	$9,388,022
Legacy CLOs (3)	9	1,528,631	10	2,559,066	14	3,253,869
Total CLOs	27	11,141,120	28	12,419,585	31	12,641,891
Credit Funds (4)	16	1,537,501	12	1,062,712	10	941,035
Other Loan-Based Products (4)	2	528,843	2	573,190	2	633,290
Total Non-CLOs (4)	18	2,066,344	14	1,635,902	12	1,574,325
Total Loan-Based AUM	45	13,207,464	42	14,055,487	43	14,216,216
ABS and Corporate Bond CDOs	8	500,126	8	592,798	8	621,888
Total Fee Earning AUM	53	$13,707,590	50	$14,648,285	51	$14,838,104

Explanatory Notes:
_________________________________

(1)	Fee Earning AUM attributable to ABS and Corporate Bond CDO products is expected to continue to decline as these funds run-off per their contractual terms.

(2)
Fee Earning AUM is based on the latest available monthly report issued by the trustee or fund administrator prior to the end of the period, and may not tie back to the Consolidated GAAP financial statements.

(3)	Legacy CLOs represent all managed CLOs issued prior to 2011, including CLOs acquired since 2011 but issued prior to 2011.

(4)	Management fees for Non-CLO products vary by fund and may not be similar to a CLO.

Fee Earning AUM activities are as follows:

	For the Three Months Ended	For the Nine Months Ended	Last Twelve Months Ended
	September 30, 2016
	(In thousands)
Total loan-based AUM - Beginning Balance	$13,617,299	$14,055,487	$14,216,216
CLO New Issuances	—	—	498,360
CLO Paydowns	(570,796)	(1,280,765)	(2,006,984)
Net Subscriptions to Credit Funds	94,382	361,691	488,505
Net Redemptions from Other Loan-Based Products	(13,397)	(44,346)	(104,446)
Other (1)	79,976	115,397	115,813
Total loan-based AUM - Ending Balance	13,207,464	13,207,464	13,207,464
Total CDOs - Ending Balance	500,126	500,126	500,126
Total Fee Earning AUM - Ending Balance	$13,707,590	$13,707,590	$13,707,590

Explanatory Note:
_________________________________
(1)     Includes changes in collateral balances of CLOs between periods and market value or portfolio value changes in certain Non-CLO products.

During the three months ended September 30, 2016, we entered into an investment management agreement for a new separately managed account ("SMA") and increased subscriptions to existing funds for an aggregate of $94.4 million of new Fee Earning AUM. Certain CLOs and all CDOs we manage have passed their reinvestment periods (see table below). Therefore, proceeds from paydowns are required to repay the CLO's or CDO's liabilities. As expected, AUM on these CLOs and CDOs continued to decline during the three months ended September 30, 2016. Total AUM decreased by $434.7 million from June 30, 2016 to September 30, 2016.

During the nine months ended September 30, 2016, we entered into investment management agreements for 4 new SMAs and increased subscriptions to existing funds for an aggregate of $361.7 million of new Fee Earning AUM. CLO and CDO paydowns, along with other loan-based product run-off reduced AUM, resulting in an overall net decrease in AUM of $940.7 million from December 31, 2015 to September 30, 2016.

Loan-based AUM

Since 2012, CIFC has raised $11.6 billion of new AUM through organic growth (i.e. excluding mergers and acquisition related transactions) which has more than offset the run-off from Legacy CLOs (including acquired CLOs). Our Legacy CLO AUM of $1.5 billion is approximately a tenth of our total loan-based AUM of $13.2 billion, and we anticipate it will run off over the next two years.

The structure of the CLOs we manage affects the management fees paid to us. The following table summarizes select details of the structure of each of the CLOs we manage:

	Issuance Date	September 30, 2016 Fee Earning AUM	First Optional Call Date (1)	Termination of Reinvestment Period (2)	Maturity Year (3)
	Month/Year	(In thousands)	Month/Year
Post 2011 CLOs
CIFC Funding 2011-I, Ltd. (4)	01/12	$4,468	01/14	01/15	2023
CIFC Funding 2012-I, Ltd.	07/12	453,277	08/14	08/16	2024
CIFC Funding 2012-II, Ltd.	11/12	733,004	12/14	12/16	2024
CIFC Funding 2012-III, Ltd.	01/13	504,376	01/15	01/17	2025
CIFC Funding 2013-I, Ltd.	03/13	504,431	04/15	04/17	2025
CIFC Funding 2013-II, Ltd.	06/13	626,532	07/15	07/17	2025
CIFC Funding 2013-III, Ltd.	09/13	401,427	10/15	10/17	2025
CIFC Funding 2013-IV, Ltd.	11/13	505,548	11/15	11/17	2024
CIFC Funding 2014, Ltd.	03/14	603,580	04/16	04/18	2025
CIFC Funding 2014-II, Ltd.	05/14	807,729	05/16	05/18	2026
CIFC Funding 2014-III, Ltd.	07/14	704,265	07/16	07/18	2026
CIFC Funding 2014-IV, Ltd.	09/14	602,655	10/16	10/18	2026
CIFC Funding 2014-V, Ltd.	12/14	554,438	10/16	01/19	2027
CIFC Funding 2015-I, Ltd.	03/15	601,792	09/16	04/19	2027
CIFC Funding 2015-II, Ltd.	05/15	501,641	10/16	04/19	2027
CIFC Funding 2015-III, Ltd.	07/15	501,528	10/17	10/19	2027
CIFC Funding 2015-IV, Ltd.	09/15	500,958	10/18	10/20	2027
CIFC Funding 2015-V, Ltd.	11/15	500,840	04/18	04/20	2027
Total Post 2011 CLOs		9,612,489
Legacy CLOs
Bridgeport CLO Ltd.	06/06	163,252	10/09	07/13	2020
Burr Ridge CLO Plus Ltd.	12/06	126,966	06/12	03/13	2023
CIFC Funding 2006-II, Ltd.	12/06	94,462	03/11	03/13	2021
CIFC Funding 2007-I, Ltd.	02/07	121,439	05/11	11/13	2021
CIFC Funding 2007-II, Ltd.	03/07	205,307	04/11	04/14	2021
Schiller Park CLO Ltd.	05/07	178,191	07/11	04/13	2021
Bridgeport CLO II Ltd.	06/07	289,431	12/10	09/14	2021
CIFC Funding 2007-III, Ltd.	07/07	186,028	07/10	07/14	2021
Primus CLO II, Ltd.	07/07	163,555	10/11	07/14	2021
Total Legacy CLOs		1,528,631
Total CLOs		$11,141,120
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

(3)	Represents the contractual maturity of the CLO. Generally, the actual maturity of the deal is expected to occur before the contractual maturity.

(4)	CLO was called during the nine months ended September 30, 2016.

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

The following table presents our comparative Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		2016 vs. 2015
	2016	2015	Change	%
	(In thousands, except share and per share amounts)
Revenues
Management and incentive fees	$14,609	$19,254	$(4,645)	(24)%
Interest income from investments	1,299	1,115	184	17%
Interest income - Consolidated Entities	24,799	4,143	20,656	499%
Total net revenues	40,707	24,512	16,195	66%
Expenses
Employee compensation and benefits	10,472	7,513	2,959	39%
Share-based compensation	1,505	1,166	339	29%
Professional services	5,228	2,912	2,316	80%
General and administrative expenses	2,434	2,413	21	1%
Depreciation and amortization	917	1,769	(852)	(48)%
Impairment of intangible assets	—	461	(461)	(100)%
Corporate interest expense	2,004	962	1,042	108%
Expenses - Consolidated Entities	708	8,565	(7,857)	(92)%
Interest expense - Consolidated Entities	11,830	1,587	10,243	645%
Total expenses	35,098	27,348	7,750	28%
Other Gain (Loss)
Net gain (loss) on investments	12,321	(2,615)	14,936	(571)%
Net gain (loss) on contingent liabilities	(237)	(502)	265	(53)%
Net gain (loss) on investments - Consolidated Entities	28,954	(4,642)	33,596	(724)%
Net gain (loss) on liabilities - Consolidated Entities	(29,888)	11,178	(41,066)	(367)%
Net gain (loss) on other investments and derivatives - Consolidated Entities	—	1,228	(1,228)	(100)%
Net other gain (loss)	11,150	4,647	6,503	140%
Income (loss) before income taxes	16,759	1,811	14,948	825%
Income tax (expense) benefit	1,267	(526)	1,793	(341)%
Net income (loss)	18,026	1,285	16,741	1,303%
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	(355)	184	(539)	(293)%
Net income (loss) attributable to CIFC LLC	$17,671	$1,469	$16,202	1,103%
Earnings (loss) per share (1):
Basic	$0.75	$0.06	$0.69	1,150%
Diluted	$0.67	$0.06	$0.61	1,017%
Weighted-average number of shares outstanding (1):
Basic	23,620,492	25,367,832	(1,747,340)	(7)%
Diluted	26,200,942	26,464,883	(263,941)	(1)%

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

Management and incentive fees—Quarter over quarter, senior and subordinated management fees were lower as a result of declining CLO AUM on Legacy CLOs. Legacy CLOs have passed their reinvestment periods and continued to run-off. Further, we did not issue any new CLOs during the first nine months of the year due to market conditions and the Strategic Transaction process.

Incentive fees were lower during the third quarter of 2016 primarily related to the timing of CLOs being called.

These decreases were partially offset by higher fees from non-CLO products as we continued to raise AUM.

Interest income - Consolidated Entities—See Net results of Consolidated Entities below.

Total Expenses

Employee compensation and benefits—Quarter over quarter, the Company accrued higher employee incentive based compensation costs as a result of better performance in 2016 compared to 2015.

Professional services—On August 19, 2016, the Company announced the Strategic Transaction with F.A.B. Holdings I LP resulting in a significant increase in fees paid to lawyers and investment bankers. In addition, we incurred higher tax preparation fees as the Reorganization Transaction increased our tax compliance and filing requirements.

Depreciation and amortization—In 2016, we had lower amortization expense from intangible assets as certain management contracts were either impaired or fully amortized in the prior year.

Corporate Interest Expense—The current year increases in corporate interest expense is related to the issuance of $40.0 million in aggregate principal amount of 8.5% unsecured senior notes in November 2015.

Consolidated Entities - Expenses—See Net results of Consolidated Entities below.

Consolidated Entities - Interest Expense—See Net results of Consolidated Entities below.

Net other income (expense) and gain (loss)

Net gain (loss) on investments—Net gain (loss) on investments includes the unrealized appreciation or depreciation and realized gains and losses on the investments in CLOs, warehouses and credit funds which we are not required to consolidate. The increase primarily relates to higher income as the Company held more investments period over period and the increase in market value of loans and CLO securities were higher period over period.

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

Net results of Consolidated Entities—During the three months ended September 30, 2016, the Company consolidated 3 CLOs and 2 credit funds. During the three months ended September 30, 2015, the Company consolidated 2 CLOs and 2 credit funds.
As such, revenues and expenses in the current period include the operating results of one additional Consolidated Entity.

The following table presents our comparative Consolidated Statements of Operations for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,		2016 vs. 2015
	2016	2015	Change	%
	(In thousands, except share and per share amounts)
Revenues
Management and incentive fees	$55,701	$61,466	$(5,765)	(9)%
Interest income from investments	3,394	5,949	(2,555)	(43)%
Interest income - Consolidated Entities	68,598	9,934	58,664	591%
Total net revenues	127,693	77,349	50,344	65%
Expenses
Employee compensation and benefits	29,449	23,547	5,902	25%
Share-based compensation	5,630	3,834	1,796	47%
Professional services	8,985	6,634	2,351	35%
General and administrative expenses	7,494	7,226	268	4%
Depreciation and amortization	3,295	6,259	(2,964)	(47)%
Impairment of intangible assets	531	1,203	(672)	(56)%
Corporate interest expense	5,960	2,256	3,704	164%
Expenses - Consolidated Entities	1,705	10,268	(8,563)	(83)%
Interest expense - Consolidated Entities	31,852	3,254	28,598	879%
Total expenses	94,901	64,481	30,420	47%
Other Gain (Loss)
Net gain (loss) on investments	16,455	45	16,410	36,467%
Net gain (loss) on contingent liabilities	(451)	(1,792)	1,341	(75)%
Net gain (loss) on investments - Consolidated Entities	55,657	(529)	56,186	(10,621)%
Net gain (loss) on liabilities - Consolidated Entities	(61,135)	8,512	(69,647)	(818)%
Net gain (loss) on other investments and derivatives - Consolidated Entities	—	2,970	(2,970)	(100)%
Net other gain (loss)	10,526	9,206	1,320	14%
Income (loss) before income taxes	43,318	22,074	21,244	96%
Income tax (expense) benefit	(2,879)	(13,441)	10,562	(79)%
Net income (loss)	40,439	8,633	31,806	368%
Net (income) loss attributable to noncontrolling interests in Consolidated Entities	(679)	(633)	(46)	7%
Net income (loss) attributable to CIFC LLC	$39,760	$8,000	$31,760	397%
Earnings (loss) per share (1):
Basic	$1.63	$0.32	$1.31	409%
Diluted	$1.52	$0.30	$1.22	407%
Weighted-average number of shares outstanding (1):
Basic	24,354,474	25,316,796	(962,322)	(4)%
Diluted	26,087,936	26,493,549	(405,613)	(2)%

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

    Management and incentive fees—Year over year, senior and subordinated management fees decreased due to the following: (i) during the first half of 2016, we consolidated 2 additional CLOs compared to the same period in the prior year reducing our management fees and (ii) we managed lower CLO AUM as we did not issue any new CLOs during the first nine months of the year due to market conditions and the Strategic Transaction process to offset the run-off in certain Legacy CLOs.

These decreases were slightly offset by (i) higher incentive fees related to the timing of CLOs being called and (ii) increase in management fees from non-CLO products, primarily related to new Funds launched since the fourth quarter of 2015, as well as increases in AUM of existing Funds.

Interest income from investments—During the nine months ended September 30, 2016, the Company consolidated 4 CLOs (of which 1 was deconsolidated as of June 30, 2016) and 2 credit funds. As a result of consolidation, interest income from investments excluded $8.0 million from the Consolidated Entities.

During the nine months ended September 30, 2015, the Company consolidated 2 CLOs and 2 credit funds. The Consolidated Entities did not have any interest income from investments that was excluded due to the consolidation.

Interest income - Consolidated Entities—See Net results of Consolidated Entities below.

Total Expenses

Employee compensation and benefits—Year over year, the Company accrued higher employee incentive based compensation costs as a result of better performance in 2016 compared to 2015. In addition, we have contractual fee sharing arrangements that required the Company to pay certain former employees a portion of incentive fees collected on CLOs acquired from Columbus Nova Credit Investments Management, LLC ("CNCIM"). During the nine months of 2016, we received higher incentive fees on such CLOs and paid related compensation.

Share based compensation—During the nine months ended September 30, 2016, we expensed nine months of amortization on RSUs granted since the third quarter of 2015 partially offset by the reduction of RSU and option amortization expense from awards that have fully vested since the third quarter of 2015.

Professional Services—On August 19, 2016, the Company announced the Strategic Transaction with an affiliate of F.A.B. Holdings I LP resulting in a significant increase in fees to lawyers and investment bankers. In addition, we incurred higher (i) tax preparation fees as the Reorganization Transaction increased our tax compliance and filing requirements, (ii) consulting fees from new fund raising initiatives and (iii) fund setup costs.

Depreciation and amortization—In 2016, we had lower amortization expense from intangible assets as certain management contracts were either impaired or fully amortized in the prior year.

Impairment of intangibles—During the nine months ended September 30, 2016 and 2015, we received notice from holders of certain CLOs exercising their right to call those CLOs for redemption. As a result of these calls, we recorded impairment charges of $0.5 million and $1.2 million, respectively, to fully impair intangible assets associated with these management contracts.

Corporate Interest Expense—The current year increases in corporate interest expense are related to (i) the issuance of $40.0 million in aggregate principal amount of 8.5% unsecured senior notes in November 2015 and (ii) the increase in the interest rate on the March Junior Subordinated Notes from an annual rate of 1% to LIBOR plus 2.58% in April 2015.

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

In addition, during the nine months ended September 30, 2015, we recorded a non-recurring tax expense of approximately $6.3 million attributable to the write-down of deferred tax assets impacted by the New York City law change.

Net results of Consolidated Entities—During the nine months ended September 30, 2016, the Company consolidated 4 CLOs (of which 1 was deconsolidated as of June 30, 2016) and 2 credit funds. During the nine months ended September 30, 2015, the Company consolidated 2 CLOs and 2 credit funds. As such, revenues and expenses in the current year include the operating results of 2 additional Consolidated Entities.

ENI and Deconsolidated Non-GAAP Statements (Non-GAAP Measures)

ENI and ENI EBITDA

ENI and ENI EBITDA are non-GAAP financial measures of performance that management uses in addition to GAAP Net income (loss) attributable to CIFC to measure the performance of our core business (excluding non-core products). We believe ENI and ENI EBITDA are helpful to investors as they reflect the nature and substance of the business, the economic results achieved by management fee revenues from the management of client funds and earnings on our investments.

ENI represents GAAP Net income (loss) attributable to CIFC, prior to the consolidation of Funds (or the "Management Company") as required under Accounting Standard Codification ASC Topic 810, Consolidation, excluding (i) current and deferred income taxes, (ii) merger and acquisition related items, including fee-sharing arrangements, amortization and impairments of intangible assets and gain (loss) on contingent consideration for earn-outs, (iii) non-cash compensation related to profits interests granted by CIFC Parent Holdings LLC in June 2011, (iv) revenues attributable to non-core investment products, (v) advances for fund organizational expenses and (vi) certain other items as detailed.

In addition to the pre-consolidation impact, the following adjustments were made to arrive at ENI Revenues and ENI Expenses (Refer to Summary of Reconciliation of GAAP to Net Income (loss) attributable to CIFC to Non-GAAP Measures for more detail):

•
ENI Revenues represent GAAP revenues excluding management fee sharing arrangements and fees attributable to non-core investment products. Further GAAP net (gain)/loss on contingent liabilities and other have been reclassed to ENI Revenues.

•
ENI Expenses represent GAAP expenses excluding amortization and impairment of intangibles, employee compensation costs from non-cash compensation related to profits interests granted by CIFC Parent Holdings LLC in June 2011, other (such as advances for fund organizational expenses and certain other items as detailed), and current and deferred income taxes.

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

The following table presents our components of ENI for the three and nine months ended September 30, 2016 and 2015 (1):

	For the Three Months Ended September 30,		2016 vs. 2015		For the Nine Months Ended September 30,		2016 vs. 2015
	2016	2015	Change	% Change	2016	2015	Change	% Change
	(In thousands, except per share amounts)				(In thousands, except per share amounts)
ENI revenues
Management Fees from CLOs	13,033	14,407	(1,374)	(10)%	40,711	43,347	(2,636)	(6)%
Management Fees from Non-CLO products	1,770	1,069	701	66%	4,440	2,907	1,533	53%
Total Management Fees	14,803	15,476	(673)	(4)%	45,151	46,254	(1,103)	(2)%
Incentive Fees	1,964	3,101	(1,137)	(37)%	14,108	11,167	2,941	26%
Investment Income (2)
Interest income	8,736	4,391	4,345	99%	20,193	9,981	10,212	102%
Realized gains (losses)	1,629	1,521	108	7%	(3,585)	5,296	(8,881)	(168)%
Unrealized gains (losses)	11,709	(5,854)	17,563	(300)%	25,650	(3,369)	29,019	(861)%
Net investment income	22,074	58	22,016	37,959%	42,258	11,908	30,350	255%
Total ENI revenues	38,841	18,635	20,206	108%	101,517	69,329	32,188	46%

ENI expenses
Employee compensation and benefits	10,472	7,309	3,163	43%	27,965	22,780	5,185	23%
Share-based compensation	1,498	1,146	352	31%	5,642	3,775	1,867	49%
Other operating expenses	5,049	4,743	306	6%	14,487	13,441	1,046	8%
Corporate interest expense	2,004	962	1,042	108%	5,960	2,256	3,704	164%
Total ENI expenses	19,023	14,160	4,863	34%	54,054	42,252	11,802	28%

ENI	$19,818	$4,475	$15,343	343%	$47,463	$27,077	$20,386	75%

ENI per share - basic (3)	$0.84	$0.18	$0.66	367%	$1.95	$1.07	$0.88	82%
ENI per share - diluted (3)	$0.76	$0.17	$0.59	347%	$1.82	$1.02	$0.80	78%

Explanatory Notes:
______________________________

(1)	Further below is a detailed description of these non-GAAP measures and reconciliations from GAAP net income (loss) attributable to the Company to non-GAAP measures.

(2)	For ENI purposes, we use the historical cost basis on all of our CLO and equity investments in determining the application of the effective interest method on all distributions received.

(3)
GAAP weighted average shares outstanding is used to calculate ENI per share - basic and diluted. Earnings per share basic and diluted has been calculated assuming that the Dissenting Shares were outstanding from January 1, 2016 to April 28, 2016 (Note 10). Excluding the Dissenting Shares as of January 1, 2016 (Reorganization Transaction), total weighted average shares basic and diluted for the for the nine months ended September 30, 2016, would be 23,474,432 and 25,207,793, respectively, and earnings per share basic and diluted would be $2.02 and $1.88, respectively ("Part 1. Item 1.   Condensed Consolidated Financial Statements and Notes (Unaudited)"—Note 10).

For the three months ended September 30, 2016 and 2015:

ENI revenues—Quarter over quarter net investment income increased by $22.0 million, as the Company held more investments and the market value of loans and CLO securities was higher period over period. These increases were offset by decreases in (i) management fees by $0.7 million, or 4%, primarily related to declining AUM of CLOs which passed their reinvestment periods and (ii) incentive fees by $1.1 million, or 37%, primarily related to period over period timing of CLOs being called.

ENI expenses—Total ENI expenses increased by $4.9 million, or 34%, primarily due to increases in ENI employee compensation and benefits and ENI corporate interest expense.

ENI employee compensation and benefits—Quarter over quarter, the Company accrued higher employee incentive based compensation costs as a result of better performance in 2016 compared to 2015.

ENI corporate interest expense—Current year increases in ENI corporate interest expense is related to the issuance of $40.0 million in aggregate principal amount of 8.5% unsecured senior notes in November of 2015.

For the nine months ended September 30, 2016 and 2015:

ENI revenues—Year over year net investment income increased by $30.4 million, or 255% as the Company held more investments and the market value of loans and CLO securities was higher year over year. In addition, (i) incentive fees increased by $2.9 million, or 26%, primarily related to the timing of CLOs being called and (ii) management fees from non-CLO products increased by $1.5 million, or 53%, primarily related to new Funds launched since the fourth quarter of 2015 and increased AUM of existing Funds. Slightly offsetting these increases were decreases in senior and subordinated management fees of $2.6 million, or 6%. We managed lower CLO AUM as a result not issuing any new CLOs during the first nine months of the year due to market conditions and the Strategic Transaction to offset the run-off in certain Legacy CLOs.

ENI expenses—Total ENI expenses increased by $11.8 million, or 28%, primarily due to increases in ENI employee compensation and benefits, ENI corporate interest expense, ENI share-based compensation and ENI other operating expenses.

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

ENI share based compensation—Total ENI share based compensation increased in the current year as we recognized a full nine months of amortization on equity awards granted since the fourth quarter of 2015 partially offset by the reduction of RSU and option amortization expense from awards that have fully vested since the fourth quarter of 2015.

ENI other operating expenses—Year over year, we incurred higher (i) tax preparation fees as the Reorganization Transaction increased our tax compliance filing requirements, (ii) consulting fees from new fund raising initiatives and (iii) fund setup costs.

The following is a reconciliation of GAAP Net income (loss) attributable to CIFC LLC to ENI:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
GAAP Net income (loss) attributable to CIFC LLC	$17,671	$1,469	$39,760	$8,000
Reconciling and other items:
Income tax expense (benefit) - deferred & current (1)	(1,267)	526	2,879	13,441
Amortization and impairment of intangibles	540	1,884	2,715	6,433
Management fee sharing arrangements (2)	(223)	(898)	(2,537)	(4,364)
Net (gain)/loss on contingent liabilities and other	237	502	452	1,792
Employee compensation costs (3)	6	224	1,472	827
Management fees attributable to non-core funds	(127)	(163)	(372)	(503)
Other (4)	2,981	931	3,094	1,451
Total reconciling and other items	2,147	3,006	7,703	19,077
ENI	19,818	4,475	47,463	27,077
Add: Corporate interest expense	2,004	962	5,960	2,256
Add: Depreciation of fixed assets	377	347	1,111	1,029
ENI EBITDA	$22,199	$5,784	$54,534	$30,362

Explanatory Notes:
______________________________

(1)
Includes current taxes of $(1.4) million and $(0.1) million for the three and nine months ended September 30, 2016 respectively, and $0.7 million and $6.1 million for the three and nine months ended September 30, 2015, respectively, and deferred taxes of $0.2 million and $3.0 million for the three and nine months ended September 30, 2016, respectively, and $(0.1) million and $7.3 million for the three and nine months ended September 30, 2015, respectively.

(2)
We share management fees on certain of the acquired CLOs we manage with the party that sold the funds to CIFC, or an affiliate thereof. Management fees are presented on a gross basis for GAAP and on a net basis for ENI.

(3)
Employee compensation and benefits has been adjusted for sharing of incentive fees with certain former employees in connection with our acquisition of certain CLOs from CNCIM and non-cash compensation related to profits interests granted to CIFC employees by CIFC Parent.

(4)
In 2016, Other primarily represents professional services and general and administrative fees incurred in relation to the Strategic Transaction. In 2015, Other primarily represents professional services in relation to the Reorganization Transaction and litigation expenses.

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

	For the Three Months Ended September 30, 2016				For the Three Months Ended September 30, 2015
(In thousands)	Management Company	Consolidated Entities	Eliminations	CIFC LLC Consolidated	Management Company	Consolidated Entities	Eliminations	CIFC LLC Consolidated
Revenues
Management and incentive fees	$17,120	$—	$(2,511)	$14,609	$19,634	$—	$(380)	$19,254
Net interest income from investments	4,573	—	(3,274)	1,299	3,219	—	(2,104)	1,115
Interest income - Consolidated Entities	—	24,799	—	24,799	—	4,143	—	4,143
Total net revenues	21,693	24,799	(5,785)	40,707	22,853	4,143	(2,484)	24,512

Expenses
Employee compensation and benefits	10,472	—	—	10,472	7,513	—	—	7,513
Share-based compensation	1,505	—	—	1,505	1,166	—	—	1,166
Other operating expenses	8,579	—	—	8,579	7,555	—	—	7,555
Corporate interest expense	2,004	—	—	2,004	962	—	—	962
Expenses - Consolidated Entities	—	15,046	(2,508)	12,538	—	10,553	(401)	10,152
Total expenses	22,560	15,046	(2,508)	35,098	17,196	10,553	(401)	27,348
Other Gain (Loss)
Net gain (loss) on investments	17,508	—	(5,187)	12,321	(3,160)	—	545	(2,615)
Net gain (loss) on contingent liabilities	(237)	—	—	(237)	(502)	—	—	(502)
Net gain (loss) - Consolidated Entities	—	(7,738)	6,804	(934)	—	6,158	1,606	7,764
Net other gain (loss)	17,271	(7,738)	1,617	11,150	(3,662)	6,158	2,151	4,647
Income (loss) before income taxes	16,404	2,015	(1,660)	16,759	1,995	(252)	68	1,811
Income tax (expense) benefit	1,267	—	—	1,267	(526)	—	—	(526)
Net income (loss)	17,671	2,015	(1,660)	18,026	1,469	(252)	68	1,285
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	—	(2,015)	1,660	(355)	—	252	(68)	184
Net income (loss) attributable to CIFC LLC	$17,671	$—	$—	$17,671	$1,469	$—	$—	$1,469

	For the Nine Months Ended September 30, 2016						For the Nine Months Ended September 30, 2015
(In thousands)	Management Company	Consolidated Entities		Eliminations		CIFC LLC Consolidated	Management Company	Consolidated Entities		Eliminations		CIFC LLC Consolidated
Revenues
Management and incentive fees	$62,171	$—		$(6,470)		$55,701	$62,284	$—		$(818)		$61,466
Net interest income from investments	11,348	—		(7,954)		3,394	8,058	—		(2,109)		5,949
Interest income - Consolidated Entities	—	68,598		—		68,598	—	9,934		—		9,934
Total net revenues	73,519	68,598		(14,424)		127,693	70,342	9,934		(2,927)		77,349

Expenses
Employee compensation and benefits	29,449	—		—		29,449	23,547	—		—		23,547
Share-based compensation	5,630	—		—		5,630	3,834	—		—		3,834
Other operating expenses	20,305	—		—		20,305	21,322	—		—		21,322
Corporate interest expense	5,960	—		—		5,960	2,256	—		—		2,256
Expenses - Consolidated Entities	—	40,222		(6,665)		33,557	—	14,361		(839)		13,522
Total expenses	61,344	40,222	—	(6,665)	—	94,901	50,959	14,361		(839)		64,481
Other Gain (Loss)
Net gain (loss) on investments	30,915	—		(14,460)		16,455	3,850	—		(3,805)		45
Net gain (loss) on contingent liabilities	(451)	—		—		(451)	(1,792)	—		—		(1,792)
Net gain (loss) - Consolidated Entities	—	(24,234)		18,756		(5,478)	—	7,088		3,865		10,953
Net other gain (loss)	30,464	(24,234)	—	4,296	—	10,526	2,058	7,088		60		9,206
Income (loss) before income taxes	42,639	4,142	—	(3,463)	—	43,318	21,441	2,661	—	(2,028)	—	22,074
Income tax (expense) benefit	(2,879)	—		—		(2,879)	(13,441)	—		—		(13,441)
Net income (loss)	39,760	4,142		(3,463)		40,439	8,000	2,661	—	(2,028)	—	8,633
Net (income) loss attributable to noncontrolling interest in Consolidated Entities	—	(4,142)		3,463		(679)	—	(1,289)		656		(633)
Net income (loss) attributable to CIFC LLC	$39,760	$—		$—		$39,760	$8,000	$1,372		$(1,372)		$8,000

	September 30, 2016				December 31, 2015
($ in thousands)	Management Company	Consolidated Entities	Eliminations	CIFC LLC Consolidated	Management Company	Consolidated Entities		Eliminations		CIFC LLC Consolidated
ASSETS
Cash and cash equivalents	$38,843	$—	$—	$38,843	$57,968	$—		$—		$57,968
Restricted cash and cash equivalents	1,694	—	—	1,694	1,694	—		—		1,694
Investments	211,474	—	(99,568)	111,906	152,455	—		(81,759)		70,696
Receivables	11,788	—	(415)	11,373	7,672	—		(597)		7,075
Other Assets	126,451	—	—	126,451	134,121	—		—		134,121
Subtotal	390,250	—	(99,983)	290,267	353,910	—		(82,356)		271,554
Total assets of Consolidated Entities	—	1,992,204	—	1,992,204	—	1,475,649		—		1,475,649
TOTAL ASSETS	$390,250	$1,992,204	$(99,983)	$2,282,471	$353,910	$1,475,649		$(82,356)		$1,747,203
LIABILITIES
Long-term debt	$156,234	$—	$—	$156,234	$156,161	$—		$—		$156,161
Other liabilities	45,632	—	—	45,632	26,796	—		—		26,796
Subtotal	201,866	—	—	201,866	182,957	—	—	—	—	182,957
Total Non-Recourse Liabilities of Consolidated Entities	—	1,947,077	(63,301)	1,883,776	—	1,434,586		(49,142)		1,385,444
TOTAL LIABILITIES	201,866	1,947,077	(63,301)	2,085,642	182,957	1,434,586		(49,142)		1,568,401
EQUITY
TOTAL CIFC LLC SHAREHOLDERS’ EQUITY	188,384	—	—	188,384	170,953	—		—		170,953
Noncontrolling interest in Consolidated Funds	—	45,127	(36,682)	8,445	—	41,063		(33,214)		7,849
TOTAL EQUITY	188,384	45,127	(36,682)	196,829	170,953	41,063		(33,214)		178,802
TOTAL LIABILITIES AND EQUITY	$390,250	$1,992,204	$(99,983)	$2,282,471	$353,910	1,475,649		$(82,356)		$1,747,203

Liquidity and Capital Resources

Our Management Company operating cash flows are composed of revenues from management fees, incentive fees and investment income net of compensation expense, general and administrative expense and income taxes. During the nine months ended September 30, 2016, our primary use of cash included $28.4 million of net investments, primarily in warehouses. As of September 30, 2016, we held cash and investments of $250.3 million composed of cash of $38.8 million and investments of $211.5 million with no debt maturing until October 2025.
During the nine months ended September 30, 2016, we also paid down contingent liabilities (related to fee sharing arrangements) of $1.5 million and paid dividends of $16.2 million.
Below are the Management Company cash flows and the effects of the Consolidated Entities for selected cash flow data for the nine months ended September 30, 2016 :

	For the Nine Months Ended September 30, 2016
(In thousands)	Management Company	Consolidated Entities	Eliminations	CIFC LLC Consolidated
Cash and Cash Equivalents, Beginning	$57,968	$—	$—	$57,968

Net cash provided by/(used in) Operating Activities	27,671	32,336	(7,763)	52,244
Net cash provided by/(used in) Investing Activities	(28,440)	32,604	(1,871)	2,293
Net cash provided by/(used in) Financing Activities	(18,356)	(64,940)	9,634	(73,662)
Net change in Cash and Cash Equivalents	(19,125)	—	—	(19,125)

Cash and Cash Equivalents, End	$38,843	$—	$—	$38,843

Our cash and investments as of September 30, 2016 and December 31, 2015 are as follows ($ in thousands)(1):

(In thousands)	September 30, 2016		December 31, 2015		Change	% Change
Cash and Cash Equivalents		$38,843		$57,968	$(19,125)	(33)%

Investments (1)
CIFC CLO Equity	$73,473		$53,912		19,561	36%
Warehouses	68,635		—		68,635	100%
Fund Coinvestments	34,837		41,401		(6,564)	(16)%
CLO Debt	6,232		32,140		(25,908)	(81)%
Other (2)	28,297		24,946		3,351	13%
Total Investments		$211,474		$152,399	$59,075	39%
Total Cash and Investments		$250,317		$210,367	$39,950	19%

Long Term Debt (Par)
Junior Subordinated Notes due 2035	$120,000		$120,000		—	—%
Senior Notes due 2025	40,000		40,000		—	—%
Total Long Term Debt (Par)		$160,000		$160,000	$—	—%

Explanatory Notes:
________________________________

(1)	Pursuant to GAAP, investments in consolidated CLOs, warehouses and certain Non-CLO products are eliminated from "Investments" on our Consolidated Balance Sheets.

(2)	Primarily includes investment in CIFC's Tactical Income Fund, which may be redeemed with 60 days' notice on the last day of each calendar quarter.

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
Off-Balance Sheet Arrangements
As of September 30, 2016 and December 31, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, special purpose or VIEs, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2016 and 2015, we did not guarantee any obligations of unconsolidated entities, enter into any commitments or express intent to provide additional funding to any such entities.

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

A summary of our critical accounting estimates is included in our 2015 Annual Report, in Management's Discussion and Analysis of Financial Condition. There have been no significant changes to our critical accounting estimates as of September 30, 2016.

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

Item 1A.    Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I-Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016, except as follows:

The announcement and pendency of the proposed Strategic Transaction may adversely affect our business, financial condition and results of operations.

Uncertainty about the effect of the proposed Strategic Transaction on our employees, fund clients and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the Strategic Transaction is completed.  These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed Strategic Transaction:

•	the impairment of our ability to attract, retain and motivate our employees, including key personnel;

•	the diversion of significant management time and resources towards the completion of the proposed Strategic Transaction;

•	difficulties maintaining relationships with fund clients and other business partners;

•	delays or deferments of certain business decisions by our fund clients and other business partners;

•
the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Merger Agreement that we conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Strategic Transaction;

•	litigation relating to the proposed Strategic Transaction and the costs related thereto; and

•	the incurrence of significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Strategic Transaction.

Failure to consummate the proposed Strategic Transaction within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed Strategic Transaction will occur. Consummation of the Strategic Transaction is subject to certain conditions, including, among others, (i) approval by our shareholders; (ii) the absence of any law, injunction or similar order prohibiting or making illegal the consummation of the Merger; and (iii) the absence of a material adverse effect on us. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement also contains certain termination rights for both us and F.A.B. Holdings I LP (the “Parent”), and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay Parent a termination fee of

$13,332,000. If we are required to make this payment, doing so may materially adversely affect our business, financial condition and results of operations.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Parent or its affiliates or that we will wholly or partially recover any damages incurred by us in connection with the Strategic Transaction. A failed transaction may result in negative publicity and a negative impression of us in the investment community. Further, any disruptions to our business resulting from the announcement and pendency of the Strategic Transaction, including any adverse changes in our relationships with our fund clients, partners and employees, could continue or accelerate in the event of a failed transaction. In addition, if the Strategic Transaction is not completed, and there are no other parties willing and able to acquire the Company at a price of $11.36 per share or higher, on terms acceptable to us, the share price of our common shares will likely decline to the extent that the current market price of our common shares reflects an assumption that the Strategic Transaction will be completed.  Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Strategic Transaction, for which we will have received little or no benefit if the Strategic Transaction is not completed. Many of these fees and costs will be payable by us even if the Strategic Transaction is not completed and may relate to activities that we would not have undertaken other than to complete the Strategic Transaction.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information.
None.

Item 6.    Exhibits

Ex. No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of August 19, 2016, by and among CIFC LLC, F.A.B. Holdings I LP and CIFC Acquisition, LLC (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 19, 2016).

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
101.0
Financial statements from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Condensed Consolidated Statements of Operations (unaudited); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) the Condensed Consolidated Statements of Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited) furnished herewith.

Explanatory Notes:
_________________________________________________________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CIFC LLC
(Registrant)

Date:	November 9, 2016	By:	/s/ STEPHEN J. VACCARO
Stephen J. Vaccaro, Co-President
(Principal Executive Officer)

Date:	November 9, 2016	By:	/s/ OLIVER E. WRIEDT
Oliver E. Wriedt, Co-President
(Principal Executive Officer)

Date:	November 9, 2016	By:	/s/ RAHUL N. AGARWAL
Rahul N. Agarwal, Chief Financial Officer
(Principal Financial and Accounting Officer)